Form 10-K
period 1993-12-31
UNION CAMP CORP
filed 1994-03-28
CIK 100783

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

(Mark One)

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1993

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from              to
                      Commission File Number 1-4001

                           UNION CAMP CORPORATION
           (Exact name of registrant as specified in its charter)
             Virginia                            13-5652423
  (State or Other Jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)            Identification No.)
  1600 Valley Road, Wayne, New Jersey               07470
(Address of Principal Executive Offices)           (Zip Code)

      Registrant's Telephone Number, Including Area Code 201-628-2000

        Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
        Title of Each Class                     Which Registered
    Common Stock, $1 par value               New York Stock Exchange
                                              Pacific Stock Exchange
  Preferred Stock Purchase Rights            New York Stock Exchange
                                              Pacific Stock Exchange
        8 5/8% Sinking Fund                  New York Stock Exchange
   Debentures Due April 15, 2016

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of Registrant's knowledge, in definitive proxy or in-formation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     On March 4, 1994, 69,916,299 shares of Registrant's Common Stock, $1 par value, were outstanding. On March 4, 1994, the closing price per share for the Common Stock as reported on the Composite Tape for issues listed on the New York Stock Exchange was $48-3/4 and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $3,408,419,576.

                    Documents Incorporated by Reference

     Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 (the "Union Camp 1993 Annual Report") are in-corporated by reference in Parts I, II and IV of this Form 10-K.

    Portions of Registrant's Proxy Statement, dated March 18, 1994 (the "Union Camp 1994 Proxy Statement"), are incorporated by reference in Part III of this Form 10-K.


                                   PART I


ITEM 1.  BUSINESS

GENERAL

    Union Camp Corporation is a Virginia corporation resulting from a merger in 1956 of Union Bag and Paper Corporation and Camp Manufacturing Company, Incorporated. Predecessor businesses were started in 1861 and 1887, respectively. As used in this Report, the terms "Union Camp" and the "Company" mean Union Camp Corporation and its subsidiaries unless the context otherwise requires.

    Union Camp's principal business segments are the manufacture and sale of paper and paperboard, packaging products and wood products and the production and sale of chemicals, including flavors and fragrances. Information about developments during 1993 relating to Union Camp's business appears in the following portions of the Union Camp 1993 Annual Report and is incorporated by reference in this Item 1: the text under the caption "Packaging Group" on pages 4 and 5, page 6 other than the text after the first sentence of the carryover paragraph, page 8 other than the second paragraph, and page 9; the text under the caption "Fine Paper" on page 10, page 11 other than the carryover paragraph, and the second paragraph on page 13; the text under the caption "Chemical Group" on pages 14, 15 and 16; the text under the caption "Overseas" on page 18 other than the last sentence in the third paragraph and the carryover paragraph and the text on page 19 other than the carryover sentence from page 18; the text under the caption "Wood Products" on page 20; and the text under the caption "Wood and Land Resources" in the first two paragraphs on page 22 and the last paragraph on page 23. Information about the Company's research and development activities appears under the caption "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on page 35 of the Union Camp 1993 Annual Report and is incorporated by reference in this Item 1.

    Revenue, operating profits and other financial data for the principal business segments and for the foreign and domestic operations and the dollar amounts of export sales of Union Camp for the years ended December 31, 1993, 1992 and 1991 appear in Note 14 of Notes to Consolidated Financial Statements on page 40 of the Union Camp 1993 Annual Report and are incorporated by reference in this Item 1. The international operations of Union Camp and its subsidiaries are subject to the risks of doing business abroad, including currency fluctuations, foreign government regulation and changes in political environments.

    During 1993, Union Camp's consolidated sales and operating profit were generated primarily by domestic operations.

PAPER AND PAPERBOARD

    Union Camp's Fine Paper Division produces bleached paper and paperboard and its Kraft Paper and Board Division produces unbleached paper and paperboard. Those products are its largest contributors to profits. Union Camp's total production of bleached and unbleached paper and paperboard in

1993 was approximately 3,327,000 tons, of which about 59% was unbleached and 41% was bleached.

    The Company operates four large paper mills at Savannah, Georgia, Prattville, Alabama, Franklin, Virginia and Eastover, South Carolina. They are fully integrated in that all pulp required to support paper manufacturing is produced at the mill sites. Combined operating capacity is estimated to be approximately 3.5 million tons in 1994.

    The Savannah, Georgia mill produces unbleached kraft linerboard and paper, including saturating kraft, a specialized paper which is used by others as a backing material for decorative and industrial laminates. Unbleached kraft paper is used primarily in the manufacture of retail bags and sacks and multiwall bags and unbleached kraft linerboard is used primarily in the manufacture of corrugated shipping containers (see the next section entitled "Packaging Products"). There are six operational machines at the Savannah mill. The two paper machines at the Prattville, Alabama unbleached kraft mill produce kraft linerboard. In 1993, the Company converted about 66% of its unbleached kraft linerboard and paper production into packaging products and sold essentially all of the rest to others for conversion into similar products.

    The Franklin, Virginia mill produces bleached uncoated free sheet which is sold to others in roll and sheet form for conversion into envelopes, forms and tablets. Bleached uncoated free sheet offset and business papers, also produced in roll and sheet form, are sold through wholesale distributors to commercial printers and office end users. The Franklin mill also produces coated and uncoated bleached bristol grades which are sold to others for a variety of end uses, such as greeting cards, book covers and file folders. There are four paper machines and two board machines at this mill. During 1993, and as part of a $165 million modernization program, Union Camp began construction of an approximately $100 million office paper recycling (deink) facility at the Franklin, Virginia mill. The recycling facility is described on page 29 of the Union Camp 1993 Annual Report in the fourth and sixth sentences of the second paragraph under the caption "Capital Expenditures" and that text is incorporated by reference in this Item 1.

    The Eastover, South Carolina mill produces bleached uncoated free sheet which, like the Franklin product, is sold to others in roll and sheet form for the same end uses. The two-machine Eastover mill has an excess of pulp capacity which is used together with an on-site pulp dryer to produce bleached pulp for sale to others in domestic and international markets.

    In 1993, Union Camp sold about 26% of its bleached paper and paperboard production in converted or sheet form. This includes approximately 2% converted by its own plants into folding cartons, bags, and stationery.

    The four integrated mills use sulfate pulping chemistry, also referred to as the kraft process. Both hardwood and pine timber are used at all four mills. Approximately 22% of the Company's wood pulp production utilizes timber harvested from lands owned or controlled by the Company. Timber use at the Prattville and Savannah mills is supplemented with recycled waste paper acquired from others and the Company's converting plants (see the next section entitled "Packaging Products").

PACKAGING PRODUCTS

    From its mill production of paper and paperboard, Union Camp makes bags and sacks and corrugated and solid fibre containers.

    Union Camp produces paper bags such as grocery bags and grocer sacks used to package food, merchandise bags for dry goods items, multiwall bags used to package cement, insulation, feed, fertilizer, clay, pet food, chemical and mineral products and specialty bags used in packaging charcoal, produce, sugar, flour, seed, coffee, microwaveable popcorn and other miscellaneous items. Union Camp also produces high density plastic bags for various retail packaging applications and low density plastic products for industrial applications including stretch packaging and plastic shipping sacks. In addition, the flexible packaging plant in Asheville, North Carolina produces extrusion coated and laminated substrates as well as printed labels for the composite can industry.

    Union Camp produces corrugated and solid fibre containers used to ship and store canned, bottled and packaged products for a wide variety of customers, including food processors and textile, furniture, chemical and automotive manufacturers.

    Other packaging products include folding cartons, on which Union Camp does high quality gravure and lithographic printing, which are used for shelf packaging in retail stores.

    In addition, corrugated containers are produced by wholly-owned, consolidated subsidiaries in Spain, the Canary Islands, the Republic of Ireland and Puerto Rico. A corrugated container manufacturing plant in Chile, which is owned by a majority owned consolidated subsidiary of Union Camp, serves that country's fresh fruit exporters and the country's expanding industrial base.

WOOD PRODUCTS

    Union Camp produces southern pine lumber, plywood and particleboard.
Its wood products mills have the capacity to produce 470,000,000 board feet of lumber, 235,000,000 square feet (3/8" basis) of plywood and 96,000,000 square feet (3/4" basis) of particleboard annually. Union Camp's wood products mills produced at 100% of capacity in 1993. Its wood products are used in home construction and industrial markets such as furniture, cabinets and fixtures. The wood products mills also produce significant quantities of wood chips for use in Union Camp's papermaking operations.

CHEMICAL GROUP

    The Chemical Group consists of two operating units: Chemical Products Division and Bush Boake Allen.

    The Chemical Products Division produces a variety of wood-based and non-wood-based chemicals. Wood-based chemicals, which are by-products of pulp mill operations, include tall oil and turpentine chemicals. Tall oil is a mixture of rosin and fatty acids which are by-products of the pulping process. Tall oil rosins are converted into rosin-based resins and fatty acids are converted into dimer acids and polyamide resins. These products are used in coatings, adhesives, printing inks, paper sizing and oil field chemicals. Non-wood-based chemicals, which are complementary to Union Camp's pulp-derived tall oil fatty acids, are produced by converting vegetable oils into a variety of esters and other derivatives. These are sold primarily for use in cosmetics, lubricants, plastics, surfactants and rubber. The Chemical Products Division has five processing facilities, three of which are in the United States and two of which are in England.

    Bush Boake Allen is a producer of flavors (including essential oils, seasonings and spice extracts) and fragrance and aroma chemicals. The flavor products impart a desired taste and smell to a broad range of products, including soft drinks, confections, dietary foods, snack foods, dairy products, pharmaceuticals and alcoholic beverages. The fragrance products are used in a wide variety of household items, including soaps, detergents, air fresheners, toiletries and related products. The flavor and fragrance compounds are sold primarily to major consumer product companies which use these products in conjunction with other natural and synthetic ingredients to make their products more appealing to consumers. The aroma chemicals produced by Bush Boake Allen are primarily used by major multinational consumer product manufacturers as fragrance raw materials or are used by Bush Boake Allen in its own fragrance compounds. Bush Boake Allen has developed a broad-based global presence with operations in 35 countries in North and South America, Europe, Asia, Australia, The Middle East and Africa.

CAPITAL EXPENDITURES

    Information about Union Camp's 1993 and estimated 1994 capital expenditures appears on page 29 of the Union Camp 1993 Annual Report in the text under the caption "Capital Expenditures" and is incorporated by reference in this Item 1.

MARKETING

    Most of Union Camp's sales, other than its chemical sales, are made in the United States east of the Rocky Mountains, through a variety of distribution methods. Paper and paperboard are sold both directly to converters and through merchants. Packaging materials are sold directly to the industrial and agricultural trades, primarily by Union Camp sales representatives and to a lesser extent through distributors. In addition, retail bags and wrappings are sold both directly to national chain stores and through paper merchants and wholesale grocers to independent retail outlets. Wood products are sold through building supply dealers and directly to industrial users.

    Union Camp chemicals are sold worldwide with most sales being made to customers in the United States and European Economic Community countries. Through various English and other overseas subsidiaries and related companies of Bush Boake Allen, Union Camp sells in the worldwide markets for flavors and fragrances and related products. Chemical products generally are sold directly to industrial users and to a lesser extent through agents and distributors. During 1993, Union Camp's chemical exports from the United States were about 6% of the total chemical sales of Union Camp and its subsidiaries. In addition, approximately 51% of such total chemical sales originated from the production facilities of subsidiaries located outside the United States.

    In 1993, Union Camp sold in the export market approximately 14% of its production of paper and paperboard.

LAND DEVELOPMENT AND HOUSING

    Union Camp's real estate subsidiary, The Branigar Organization, Inc., is engaged in the development and sale of land for recreational and residential uses in Georgia and North Carolina. Another subsidiary, Transtates Properties Incorporated, is developing sites for commercial properties at highway interchanges in Georgia and South Carolina.

COMPETITION

    All of Union Camp's products are sold in highly competitive markets in which there are many large and well-established companies, of which Union Camp is one. Competition in each of Union Camp's markets is based on price, quality of product, service and production innovation.

TIMBER RESOURCES

    The basic raw material for Union Camp's business is timber, a renewable resource. Union Camp controls approximately 1,575,000 acres of timberlands in Georgia, Alabama, Virginia, Florida, North Carolina and South Carolina, of which approximately 1,544,000 acres are owned and the balance is held under long-term leases. In 1993, Union Camp obtained approximately 28% of its total timber requirements from its own timberlands and purchased the balance from others.

    Union Camp operates its timberlands on a sustained yield basis.  As
Union Camp obtains timber from natural stands of its trees, Union Camp replaces the harvested woodlands with a "plantation" reforestation program. Union Camp began reforestation on its timberlands in the mid-1950's and now has approximately 925,000 acres in plantation growth. It planted about 42,000 acres under the plantation program in 1993 and expects to plant approximately 42,000 acres in 1994. These plantation programs result in increased yield per acre. The current growing cycle for most of Union Camp's plantations averages between 22 and 25 years. Union Camp anticipates that for the foreseeable future there will be an adequate supply of timber for its operations from its own lands and other sources.

ENVIRONMENTAL PROTECTION ACTIVITIES

    Union Camp is committed to complying with applicable environmental protection control laws and to assuring that its operations protect public health and safety. Wastewater treatment facilities and/or atmospheric emission control equipment at various Union Camp locations, which currently comply with applicable restrictions, may have to be upgraded to comply with new limitations that may be imposed when federal and state permits are renewed and as regulations are promulgated implementing revisions to federal and state air and water pollution control laws.

    The development of new analytical capability, over a thousand times more sensitive than previously available, revealed minute, trace amounts of dioxin in the pulp, sludge and wastewater of bleached kraft pulp mills in 1985.
This discovery led to intensive studies of the health effects of exposure to these trace amounts and, simultaneously, efforts to reduce the minute quantity of this unwanted by-product which is formed during the bleaching process. The Company believes that human exposure to dioxin in the trace concentrations found in the Company's treated wastewater does not cause any health problem. The basis for the Company's statement that human health problems are not caused by the trace quantities of dioxin discharged with its treated wastewater is its internal technical evaluation of various studies and reports concerning dioxin and the known effects from exposure.

    Meanwhile, Union Camp's continuing research and development efforts in water conservation methods led to the development of a new bleaching process which has important environmental advantages and, as a collateral benefit, virtually eliminates dioxin. In general terms, C-Free(TM) pulp is produced in this new bleaching process developed by Union Camp, through use of ozone as a primary bleaching agent instead of elemental chlorine, which is used in most conventional operations. This development, including related bleaching process improvements in the use of oxygen and in various extraction steps, resulted in the issuance of twelve patents, with eighteen additional patents currently pending.

    The most significant environmental achievements of this process are dramatic reductions in chlorinated organics, including dioxin and chloroform, and the ability to recycle most of the bleach plant's wastewater, which is not possible when using chlorine because of its corrosive nature. Following is a list of pollutants and the amount each is reduced by the Company's new bleaching process as compared to conventional bleaching processes.


                                        APPROXIMATE

      POLLUTANT                      PERCENT REDUCTION
      Chlorinated organics                95-98%
      Chloroform                             99%
      Biological oxygen demand (BOD)      70-89%
      Chemical oxygen demand (COD)        70-91%
      Color                               96-99%
      Wastewater volume                   45-86%

These data are based on extensive laboratory and pilot plant testing and measurements at the Company's Franklin mill where a commercial ozone bleaching line has been installed. The Company has installed this new process on one of the bleaching lines at its Franklin, Virginia mill and the process is available for licensing by others in the industry.

    Union Camp invested approximately $23 million in environmental control facilities in 1993 and approximately $163 million over the past five years. The five year figure includes environmental control elements of a large modernization and expansion program completed in 1991. Over the next two years, it is estimated that environmental control expenditures will average approximately 9% of projected capital spending. Environmental control expenditures divert capital and may increase operating and financing costs. To that extent, they have an adverse impact on earnings.

    During the next several years, the cost of compliance with environmental control laws will depend upon the application of existing and new regulations and on revisions to existing statutes. Union Camp believes such costs will not adversely affect its competitive position within the paper and chemical industries since most paper and chemical companies have similar air, water and solid waste disposal concerns. To the extent the current dioxin controversy has an adverse effect on the U.S. bleached kraft pulp industries, Union Camp believes it will not be competitively disadvantaged because it believes it has lower than average dioxin production due to the extensive use of oxygen instead of chlorine bleaching at both its bleached kraft mills, and because of its discovery, introduction and commercialization of the proprietary process for producing C-Free(TM) pulp.

EMPLOYEES

    Union Camp and its subsidiaries employ approximately 19,000 people, approximately 42% of whom are represented by 69 unions under collective bargaining agreements. Contracts involving approximately 2,608 hourly employees were negotiated during 1993 and contracts involving approximately 3,301 hourly employees are subject to renegotiation and renewal in 1994. Union Camp believes that its relationship with its employees is favorable and it has not experienced a strike at any major facility since mid-1974.

ITEM 2.  PROPERTIES

    Union Camp's mills and plants, domestic and foreign, are at the locations listed below and primarily produce the items described in the heading for each group. Union Camp's corporate headquarters is in Wayne, New Jersey and its principal research facilities are located in its corporate technology center in Princeton, New Jersey. Except for a few facilities which in the aggregate are not material, Union Camp owns all of the following mills and plants, in some cases subject to financing leases or similar arrangements.

                   PAPER AND PAPERBOARD INDUSTRY SEGMENT

Paper and Paperboard

    The four paper mills located at the sites listed below are the Company's principal facilities. Reference is made to Item 1 of this Report for information regarding their general character, including the products they produce, their productive capacity and the extent of utilization.

                   Eastover, South Carolina
                   Franklin, Virginia
                   Prattville, Alabama
                   Savannah, Georgia

Paper Finishing

    The three converting plants listed below are part of the Company's Fine Paper Division. They convert large rolls of paper produced by the division into folio sheets for commercial printers and office size sheets for home and business use.

                   Franklin, Virginia
                   Normal, Illinois
                   Sumter, South Carolina

                   PACKAGING PRODUCTS INDUSTRY SEGMENT

Paper Bags

    The plants listed below produce paper grocery bags and sacks including shopping bags which are sold principally to retailers, mass merchandisers, department stores and fast food restaurants.

                   Richmond, Virginia
                   Savannah, Georgia

    The plants listed below produce multiwall bags of various substrates for products such as cement, seed, feed, pet food, sugar, cookies and popcorn.

  Denton, Texas                 Seymour, Indiana
  Hanford, California           Sibley, Iowa
  Hazleton, Pennsylvania        Spartanburg, South Carolina
  Monticello, Arkansas          Tifton, Georgia
  St. Louis, Missouri

Plastic Products

    The plants listed below produce polyethylene packaging and roll stock for packaging a variety of agricultural and industrial products and such consumer items as ice, salt, tissues and disposable diapers.

                   Griffin, Georgia
                   Monticello, Arkansas
                   Tomah, Wisconsin

    The plant listed below produces single ply plastic bags for sale to retailers.

                   Shelbyville, Kentucky

Specialty Flexible Packaging

    The plant listed below produces extrusion coated and laminated substrates as well as printed labels for the composite can industry.

                   Asheville, North Carolina

Corrugated Containers

    The plants listed below use a corrugator to manufacture corrugated sheets by gluing a fluted paperboard material called medium between two or more flat facings of linerboard. These corrugated sheets are then sold or made into boxes or corrugated containers in a separate operation at these plants.

  Ashbourne, Republic of Ireland       Lafayette, Louisiana
  Atlanta, Georgia                     Lakeland, Florida
  Auburn, Maine                        La Laguna, Tenerife, Spain
  Bayamon, Puerto Rico                 Las Palmas de Gran Canaria, Spain
  Centerville, Ohio                    Morristown, Tennessee
  Chicago, Illinois                    Newtown, Connecticut
  Cleveland, Ohio                      Rancagua, Chile
  Decatur, Alabama                     Richmond, Virginia
  Denver, Colorado                     San Antonio, Texas
  Gandia, Spain                        Savannah, Georgia
  Houston, Mississippi                 Spartanburg, South Carolina
  Kalamazoo, Michigan                  Trenton, New Jersey
  Kansas City, Missouri                Washington, Pennsylvania

Finishing

    The plants listed below use equipment that converts corrugated sheets into boxes or laminates a printed sheet of paper to one panel of a box or applies a wax coating to a finished box.

                   Conway, Arkansas
                   Eaton Park, Florida
                   Edinburgh, Texas
                   Flint, Michigan
                   Kansas City, Missouri
                   Statesboro, Georgia

Graphics

    The first two plants listed below use a process that adheres medium to a single linerboard sheet to produce singleface and then glues a printed label to the singleface. These sheets are then made into boxes at these plants. The remaining facility produces printed rolls of linerboard prior to the manufacture of corrugated sheets.

                   Conway, Arkansas
                   Stockton, California
                   Savannah, Georgia

Solid Fibre Products

    The plant listed below manufactures solid fibre sheets by gluing two or more flat linerboard sheets together. These solid fibre sheets are then made into boxes or solid fibre containers in a separate operation.

                   Lancaster, Pennsylvania

Folding Cartons and Gravure Printing

    The plants listed below produce folding cartons with high quality gravure and lithographic printing which are used to package cosmetics, toiletries, pharmaceutical and food products.

                   Clifton, New Jersey
                   Englewood, New Jersey

                   Moonachie, New Jersey

                       WOOD PRODUCTS INDUSTRY SEGMENT

Lumber

         The chip and/or saw mills listed below produce wood chips, small timbers and/or dimension lumber.

                   Chapman, Alabama
                   Folkston, Georgia
                   Franklin, Virginia
                   Meldrim, Georgia
                   Opelika, Alabama
                   Seaboard, North Carolina

Plywood

         The plants listed below produce veneer and/or plywood panels for sale primarily for industrial applications including furniture, truck trailers and sound equipment.

                   Chapman, Alabama
                   Thorsby, Alabama

Particleboard

         The plant listed below uses wood shavings and other wood residues to produce particleboard which is cut to size and sold primarily to the furniture industry.

                   Franklin, Virginia

                         CHEMICAL INDUSTRY SEGMENT


         The Chemical industry segment has two operating units, Bush Boake Allen and the Chemical Products Division.

         The facilities listed below are part of the Bush Boake Allen unit which produces aroma chemicals, flavors, fragrances, essential oils, spices and seasonings. The process used and products produced by each facility are shown below.


             Location                          Products                    Process
             Carrollton, Texas                 Seasonings                  Compounding, i.e., mixing
                                                                           and blending

             Chicago, Illinois                 Flavors, Vanilla            Extraction and Compounding
                                               Extract

             Dandenong, Australia              Flavors, fragrances         Extraction and Compounding
                                               and essential oils

             Jacksonville, Florida             Terpene derivatives         Chemical Processing
                                               and aroma chemicals

             Johannesburg, South               Flavors and                 Compounding
               Africa                          Fragrances

             Jurong, Singapore                 Flavors and                 Compounding
                                               Fragrances

             Long Melford, England             Spices and Essential        Extraction and
                                               Oils                        Compounding

             Madras, India                     Flavors and                 Compounding
                                               Fragrances

             Norwood, New Jersey               Fragrances                  Compounding

             Sydney, Australia                 Flavors                     Compounding


             Walthamstow, England              Flavors and                 Compounding
                                               Fragrances

             Widnes, England                   Aroma chemicals             Chemical Processing

             Witham, England                   Flavors                     Compounding

         The chemical processing facilities listed below are part of the Chemical Products Division which produces a variety of wood-based and non-wood-based chemicals. Shown below are the principal products of each facility.



             Location                                  Products
             Bedlington, England                       Ink & Adhesive resins

             Chester-le-Street, England                Tall oil derivatives &
                                                       adhesive resins

             Dover, Ohio                               Adhesive resins, plasticizers
                                                       and esters

             Savannah, Georgia                         Tall oil derivatives, ink
                                                       and adhesive resins

             Valdosta, Georgia                         Printing ink resins

         In addition, in the Chemical industry segment, Union Camp has small consolidated subsidiary manufacturing (compounding and mixing) facilities at the following locations: Kingston, Jamaica; Auckland, New Zealand; Istanbul, Turkey; Knislinge, Sweden; Bangkok, Thailand; LaSalle, Canada and Bogor, Indonesia. The aggregate 1993 revenue from these small facilities was approximately $19.9 million.

         Also see Item 1 for a discussion of Union Camp's timberland holdings used in Union Camp's Paper and Paperboard and Wood Products industry segments.

ITEM 3.  LEGAL PROCEEDINGS

         The Company believes there are no pending legal proceedings to which Union Camp or any of its subsidiaries is a party which will have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries taken as a whole.

         While Union Camp has been designated a potentially responsible party at a number of hazardous waste sites pursuant to the Comprehensive Environmental Response and Compensation Liability Act and similar state laws, the Company believes that its designation and the pending legal proceedings will not have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries taken as a whole. The bases for the Company's opinion include: (i) the Company's experience defending or settling similar matters, the opinions of counsel representing the Company in such matters and an assessment, to the extent possible, of the claims made against and the defenses available to the Company; and (ii) in the case of environmental claims, an analysis of reasonable estimates, to the extent possible, of the cost of site investigation studies and remedial activities and the existence of other financially viable, potentially responsible parties. No credit has been assumed for any potential insurance reimbursement to the Company when the availability of the insurance coverage is not established.

         The Company is unable to estimate environmental costs/liabilities for several reasons. In some cases, it has not been established that the Company is a potentially responsible party. In other cases, it is uncertain whether the Company will seek, be offered or accept a de minimis settlement with payment of a premium over otherwise estimated liability in order to secure full release. In many instances, the cost of remediation is speculative because remedial investigations and feasibility studies have not yet been contracted for, have not been completed or, alternatively, have been completed but acceptable remediation has not been chosen. Some settled cases also have "reopeners" for contamination discovered after full implementation of the clean-up remedy. Finally, insurance reimbursement is usually uncertain until matters are finally resolved.

         In September, 1993, a Company facility in Jacksonville, Florida received a Notice of Violation (the "NOV") from the United States Environmental Protection Agency (the "EPA") alleging violation of the EPA's rules governing the burning of a hazardous waste in boilers (the Boiler and Industrial Furnace Rules or "BIF Rules") in connection with the burning by this Jacksonville facility of various turpentine fractions as fuels. In response to the NOV, the Company met with the EPA in November, 1993 to support the facility's position that burning turpentine fractions is not covered by the BIF Rules because the materials burned are not wastes, but historically have been sold as products or burned as fuel when the product's fuel value exceeded its market value. If it is required to comply with the BIF Rules, the Company estimates that it would incur capital expenditures of approximately $200,000. While the EPA has not instituted any enforcement action and has not sought penalties in connection with the NOV issued to the Company, there can be no assurances that it will not ultimately be determined that the BIF Rules apply or that the EPA will not seek penalties for past violations.

         The Company remains a defendant in 89 suits filed in federal court in Alabama between October 1990 and January 1992 in which construction workers allege they were exposed to asbestos while performing work at various plant sites throughout Alabama and elsewhere. The many defendants named in each of these suits include owners of the premises where the work was being done, asbestos manufacturers whose equipment was being installed, distributors of asbestos containing products, insurance companies, and a safety equipment manufacturer. Union Camp is included in the premises owner category of defendants.

         Union Camp was named as a defendant in two law suits brought in Texas state court during the third quarter of 1992 and as a defendant in a third lawsuit brought in Texas state court during the fourth quarter of 1993; approximately 4,000 plaintiffs are currently parties to these law suits. The plaintiffs are, for the most part, construction workers resident in Alabama who allege they were exposed to asbestos while performing work at various plant sites in Alabama. These cases are similar to the 89 cases in the paragraph immediately above. Approximately 50 defendants have been named in the cases in Texas. They include asbestos manufacturers, distributors of asbestos-containing products, insurance companies, a manufacturer of safety equipment, parties who allegedly misrepresented the dangers of asbestos exposure, and the owners of the premises where the plaintiffs allege they were working when they were exposed to asbestos. Union Camp is included in the premises owner category of defendants.

         The Company does not believe that these pending legal proceedings in Alabama and Texas are material. An estimate of potential liability cannot be made at this time.

         In its Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, the Company previously reported that a subsidiary of the Company was added as a defendant in approximately 7,000 asbestos-related cases which had been pending in Mississippi state court for several years. During the third quarter of 1991, this subsidiary was named as a defendant in additional asbestos-related consolidated actions so that the total number of such cases was over 7,000. During the second quarter of 1992, the subsidiary was named in additional similar consolidated actions so that it is a defendant in excess of 10,000 such cases. The subsidiary was named in these cases because it allegedly was part of the chain of distribution of asbestos-containing products to facilities where the plaintiffs worked. The period of alleged exposure is 1930 through the present. The subsidiary did not manufacture asbestos or asbestos-containing products. Approximately 80 defendants have been named in each of these suits, including asbestos manufacturers, distributors, an insurance company and a manufacturer of safety equipment.

         In late March 1993, the Company's subsidiary reached agreement to settle approximately 10,500 of these cases, with the settlement being funded by the Company's insurance carrier. This subsidiary remains a defendant in approximately 2,500 cases of which approximately 450 were filed in April 1993.

         An estimate of potential liability cannot be made at this time. However, the Company does not believe that these pending legal proceedings are material to it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF UNION CAMP

         The executive officers of Union Camp as of March 1, 1994 were as follows:


             Name                     Age         Position & Offices With Union Camp
             Raymond E. Cartledge.....64          Chairman of the Board and Chief
                                                  Executive Officer; Chairman of the
                                                  Executive Committee; Director

             W. Craig McClelland......59          President and Chief Operating
                                                  Officer; Director

             James M. Reed............61          Vice Chairman of the Board and
                                                  Chief Financial Officer; Director

             Jerry H. Ballengee.......56          Executive Vice President, Director

             William H. Trice.........60          Executive Vice President

             Russell W. Boekenheide...63          Senior Vice President

             Robert E. Moore..........59          Vice President and Comptroller

             Dirk R. Soutendijk.......55          Vice President, General Counsel
                                                  and Secretary

             Donald W. Barney.........53          Vice President and Treasurer

         The Company's Articles of Incorporation provide that the Board of Directors shall be divided into three classes, as nearly equal in size as possible. Each year the directors of one class are elected to serve terms of three years. Executive officers are elected for one year and until their successors are elected. There are no family relationships among directors and executive officers.

         All of the executive officers listed above have held their present positions or other executive offices with Union Camp for the past five years, except as follows.

         Mr. McClelland became President and Chief Operating Officer in December 1989. He had been an Executive Vice President since November 1988. Prior to that time, he had been a Director and Executive Vice President of International Paper Company and President and Chief Executive Officer of Hammermill Paper Company (a subsidiary of International Paper Company).

         Mr. Reed was named Vice Chairman of the Board and Chief Financial Officer in April 1993. Previously he had been an Executive Vice President and Chief Financial Officer.

         Mr. Barney became Vice President and Treasurer in December 1992. Previously, he was the Treasurer since November 1988.


                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         Information in response to the disclosure requirements specified by this Item 5 appears under the captions and on the pages of the Union Camp 1993 Annual Report indicated below and is incorporated by reference in this
Item 5.


Required Information                     Annual Report Caption                    Annual Report Page

Principal markets for Common             Financial Review-                                30
Stock; high and low sales prices         Quarterly Information

Dividends per share                      Financial Review-                                30
declared                                 Quarterly Information

Approximate number of                    Financial Review-                                30
shareholders of record -                 Quarterly Information

December 31, 1993


ITEM 6.  SELECTED FINANCIAL DATA

         Information in response to the disclosure requirements specified by this Item 6 appears on pages 42 and 43 of the Union Camp 1993 Annual Report and is incorporated by reference in this Item 6.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Information in response to the disclosure requirements specified by this Item 7 appears in the text under the caption "Financial Review" on pages 26 to 30 of the Union Camp 1993 Annual Report and is incorporated by reference in this Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information in response to the disclosure requirements specified by this Item 8 appears on pages 32 to 40 of the Union Camp 1993 Annual Report and is incorporated by reference in this Item 8.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to the disclosure requirements specified by this Item 10, with respect to (i) the directors of Union Camp, appears under the caption "Proposal 1 - Election of Directors" on pages 1 to 5 of the Union Camp 1994 Proxy Statement, (ii) the executive officers of Union Camp, appears under the caption "Executive Officers of Union Camp" in Part I of this Annual Report on Form 10-K and (iii) Section 16(a) of the Securities Exchange Act of 1934, as amended, appears under the caption "Section 16(a) Reporting" on page 18 of the Union Camp 1994 Proxy Statement. Such information is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

         Information in response to the disclosure requirements specified by this Item 11 appears under the captions "Board of Directors and Committees", "Executive Compensation", "Retirement Plans" and "Severance Arrangements" on pages 6 to 7, 9 to 12, 16 to 17 and 17 to 18, respectively, of the Union Camp 1994 Proxy Statement. Such information is incorporated by reference in this
Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to the disclosure requirements specified by this Item 12 appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management as of December 31, 1993" on pages 8 and 9 of the Union Camp 1994 Proxy Statement and is incorporated by reference in this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to the disclosure requirements specified by this Item 13 appears in the first footnote under the caption "Proposal 1 - Election of Directors" on page 5 of the Union Camp 1994 Proxy Statement and is incorporated by reference in this Item 13.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)    Index of financial statements

         The following financial statements are included at the indicated page in the Union Camp 1993 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                                                                                           Page
Consolidated Income for the years ended December 31, 1993, 1992 and 1991. . . . . . . . . .  32

Consolidated Balance Sheet - December 31, 1993 and 1992 . . . . . . . . . . . . . . . . . .  33

Consolidated Statement of Cash Flows for the years ended December 31, 1993,
1992 and 1991. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 35-40

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

         (2)  The following schedules, for the three years ended December
31, 1993, to the Financial Statements are included beginning at the indicated page in this Annual Report on Form 10-K:


                                                                                           Page
Report of Independent Accountants on
Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Schedule V -- Plant and Equipment and
Timberland. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28-29

Schedule VI--Accumulated Depreciation
and Amortization of Plant and Equipment;
and Cost of Company Timber Harvested. . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

Schedule VIII--Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . .  31

Schedule IX--Short-Term Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

Schedule X--Supplementary Income Statement Information. . . . . . . . . . . . . . . . . . .  32

         All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and their notes.

         (3)  All exhibits, including those incorporated by reference.


NO.                                       DESCRIPTION
3.1            Copy of Articles of Incorporation of Union Camp, as amended May 4, 1990 (filed as Exhibit 3(b) to Union
               Camp's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1990 and incorporated herein by reference).

3.2            Copy of By-Laws of Union Camp, as amended April 27, 1993 (filed as Exhibit 3(b) to Union Camp's Quarterly
               Report on Form 10-Q for the Quarter ended March 31, 1993 and incorporated herein by reference).

4              Union Camp hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Union Camp and its consolidated subsidiaries to the Commission upon its request.

10.1           Copy of Union Camp's 1982 Stock Option Plan, as amended November 29, 1988 (filed as Exhibit 10(b) to Union
               Camp's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.2           Copy of Union Camp's 1989 Stock Option and Stock Award Plan, as amended November 30, 1993.

10.3           Copy of Union Camp's Executive Annual Incentive Plan (filed as Exhibit 10(c) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.4           Copy of Union Camp's Policy Group Long-Term Incentive Plan (filed as Exhibit 19(b) to Union Camp's Annual
               Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference).

10.5           Copy of Union Camp's Directors' Fees Deferral Plan (filed as Exhibit 10(d) to Union Camp's Annual Report on
               Form 10-K for the year ended December 31, 1982 and incorporated herein by reference).

10.6           Copy of Union Camp's Retirement Plan for Outside Directors as amended November 26, 1991 (filed as Exhibit
               10(g) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.7           Copy of form of Severance Agreement between Union Camp and certain executive officers of Union Camp (filed as Exhibit 10(g) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference), as amended by Amendment No. 1 to Severance Agreement (filed as Exhibit 19 to Union Camp's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1990 and incorporated herein by reference); as further amended by Amendment No. 2 to Severance Agreement (filed as Exhibit No.
               19(a) to Union Camp's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1991 and incorporated herein by reference).

10.8           Copy of Union Camp's Stock Compensation Plan for Non-Employee Directors as amended January 26, 1993 (filed as Exhibit 10(h) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference), as further amended February 22, 1994.

10.9           Copy of Agreement between Union Camp and James M. Reed dated May 14, 1991 (filed as Exhibit 19(c) to Union
               Camp's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1991 and incorporated herein by reference).

10.10          Copy of Union Camp Corporation Supplemental Retirement Income Plan for Executive Officers (filed as Exhibit
               19(c) to Union Camp's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1993 and incorporated herein by reference).

11             Statement re computation of per share earnings.

13             The portion of Union Camp Corporation's 1993 Annual Report to security holders which is incorporated by reference into this filing.

21             List of subsidiaries of Union Camp (filed as Exhibit 22 to Union Camp's Annual Report on Form 10-K for the
               year ending December 31, 1992 and incorporated herein by reference).

23             Consent of Independent Accountants.

         (b)  Reports on Form 8-K.

         No Current Report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1993.


                                 SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE TOWNSHIP OF WAYNE, AND STATE OF NEW JERSEY, ON THE 28TH DAY OF MARCH, 1994.

                        UNION CAMP CORPORATION


                        By   /s/ RAYMOND E. CARTLEDGE
                             (Raymond E. Cartledge)
                             Chairman of the Board and
                             Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated below on March 28, 1994.

      Signature                                          Title

/s/ Raymond E. Cartledge                          Chairman of the Board,
    (Raymond E. Cartledge)                        Chief Executive Officer and
                                                  Director (Principal Executive Officer)

/s/ W. Craig McClelland                           President, Chief Operating
    (W. Craig McClelland)                         Officer and Director


/s/ James M. Reed                                 Vice Chairman of the Board,
    (James M. Reed)                               Chief Financial Officer and
                                                  Director (Principal Financial Officer)

/s/ Robert E. Moore                               Vice President and Comptroller
    (Robert E. Moore)                             (Principal Accounting Officer)

/s/ Jerry H. Ballengee                            Executive Vice President and
    (Jerry H. Ballengee)                          Director

/s/ Sir Colin Corness                             Director
    (Sir Colin Corness)

/s/ Robert D. Kennedy                             Director
    (Robert D. Kennedy)

/s/ Gary E. MacDougal                             Director
    (Gary E. MacDougal)

/s/ George J. Sella, Jr.                          Director
    (George J. Sella, Jr.)

/s/ Ted D. Simmons                                Director
    (Ted D. Simmons)

                                                                   SCHEDULE V

            UNION CAMP CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    PLANT AND EQUIPMENT AND TIMBERLANDS
            For The Years Ended December 31, 1993, 1992 and 1991
                           (thousands of dollars)


     Column A                                Column B         Column C          Column D         Column E        Column F
                                            Balance at                                                          Balance at
                                             Beginning        Additions                       Other Changes        End
  Classification                              of Year          at Cost        Retirements    Add (Deduct)(1)     of Year
YEAR ENDED DECEMBER 31, 1993:
PLANT AND EQUIPMENT:
Land  . . . . . . . . . . . . . . . . .     $   35,345        $    2,117       $      171       $      (460)    $   36,831
Buildings and Improvements  . . . . . .        507,185            11,958            2,575            (3,673)       512,895
Machinery and Equipment . . . . . . . .      5,078,345           142,726           49,285           (12,884)     5,158,902
Construction-in-Progress  . . . . . . .         86,248           148,476               36            (4,333)       230,355

   Total  . . . . . . . . . . . . . . .      5,707,123           305,277(2)        52,067           (21,350)     5,938,983

TIMBERLANDS. . . . . . . . . . . . . .         340,904            17,955            6,116            (4,253)       348,490

RESTRICTED USE FUNDS . . . . . . . . .             814              -                -                 (822)            (8)

   TOTAL  . . . . . . . . . . . . . . .     $6,048,841        $  323,232       $   58,183       $   (26,425)    $6,287,465


YEAR ENDED DECEMBER 31, 1992:
PLANT AND EQUIPMENT:
Land  . . . . . . . . . . . . . . . . .     $   35,041        $      911       $      143       $      (464)    $   35,345
Buildings and Improvements  . . . . . .        484,840            18,589            1,302             5,058        507,185
Machinery and Equipment . . . . . . . .      4,876,232           266,503           33,802           (30,588)     5,078,345
Construction-in-Progress  . . . . . . .        171,184           (83,075)             394            (1,467)        86,248

   Total  . . . . . . . . . . . . . . .      5,567,297           202,928(3)        35,641           (27,461)     5,707,123

TIMBERLANDS . . . . . . . . . . . . . .        325,706            16,858            2,947             1,287        340,904

RESTRICTED USE FUNDS. . . . . . . . . .            667              -                -                  147            814

   TOTAL  . . . . . . . . . . . . . . .     $5,893,670        $  219,786       $   38,588       $   (26,027)    $6,048,841


YEAR ENDED DECEMBER 31, 1991:
PLANT AND EQUIPMENT:
Land  . . . . . . . . . . . . . . . . .     $   33,842        $    1,334       $       45       $       (90)    $   35,041
Buildings and Improvements  . . . . . .        426,379            88,290           32,163             2,334        484,840
Machinery and Equipment . . . . . . . .      3,641,713         1,268,016           34,102               605      4,876,232
Construction-in-Progress  . . . . . . .      1,067,539          (887,271)           9,600               516        171,184

   Total  . . . . . . . . . . . . . . .      5,169,473           470,369           75,910             3,365      5,567,297

TIMBERLANDS . . . . . . . . . . . . . .        319,980            12,269            2,805            (3,738)       325,706

RESTRICTED USE FUNDS. . . . . . . . . .          9,581              -                -               (8,914)           667

   TOTAL  . . . . . . . . . . . . . . .     $5,499,034        $  482,638       $   78,715       $    (9,287)    $5,893,670


NOTES:

(1) Includes transfers, reclassifications, amortization of deferred standing timber maintenance and foreign currency translation adjustments. Restricted use funds are committed to specific construction projects.

(2) Includes $13.1 million related to the plant and equipment cost resulting from the acquisition of a corrugated container plant in Puerto Rico.

(3) Includes $132 thousand related to the plant and equipment cost resulting from the acquisition of Texas Laboratories.

                                                           SCHEDULE VI

            UNION CAMP CORPORATION AND CONSOLIDATED SUBSIDIARIES
                ACCUMULATED DEPRECIATION AND AMORTIZATION OF
         PLANT AND EQUIPMENT; AND COST OF COMPANY TIMBER HARVESTED
            For the Years Ended December 31, 1993, 1992 and 1991
                           (thousands of dollars)

     Column A                                Column B         Column C          Column D         Column E        Column F
                                                              Additions
                                            Balance at       Charged to                                         Balance at
                                             Beginning        Costs and                       Other Changes        End
  Classification                              of Year         Expenses        Retirements    Add (Deduct)(1)     of Year
YEAR ENDED DECEMBER 31, 1993:
PLANT AND EQUIPMENT:
Buildings and Improvements  . . . . . .     $  176,522        $   15,301       $      961       $      (665)    $  190,197
Machinery and Equipment . . . . . . . .      2,170,235           222,727           37,104            (5,802)     2,350,056

   Total  . . . . . . . . . . . . . . .      2,346,757           238,028           38,065            (6,467)     2,540,253

TIMBERLANDS . . . . . . . . . . . . . .         96,267             4,855             -                 -           101,122

   TOTAL  . . . . . . . . . . . . . . .     $2,443,024        $  242,883       $   38,065       $    (6,467)    $2,641,375


YEAR ENDED DECEMBER 31, 1992:
PLANT AND EQUIPMENT:
Buildings and Improvements  . . . . . .     $  160,231        $   13,539       $    1,078       $     3,830     $  176,522
Machinery and Equipment . . . . . . . .      1,986,107           220,193           25,709           (10,356)     2,170,235

   Total  . . . . . . . . . . . . . . .      2,146,338           233,732           26,787            (6,526)     2,346,757

TIMBERLANDS . . . . . . . . . . . . . .         92,468             3,799             -                 -            96,267

   TOTAL  . . . . . . . . . . . . . . .     $2,238,806        $  237,531       $   26,787       $    (6,526)    $2,443,024


YEAR ENDED DECEMBER 31, 1991:
PLANT AND EQUIPMENT:
Buildings and Improvements  . . . . . .     $  151,469        $   13,679       $    8,116       $     3,199     $  160,231
Machinery and Equipment . . . . . . . .      1,820,768           191,218           26,558               679      1,986,107

   Total  . . . . . . . . . . . . . . .      1,972,237           204,897           34,674             3,878      2,146,338

TIMBERLANDS . . . . . . . . . . . . . .         88,246             4,223             -                   (1)        92,468

   TOTAL  . . . . . . . . . . . . . . .     $2,060,483        $  209,120       $   34,674       $     3,877     $2,238,806
NOTE:
(1) Includes transfers, reclassifications and foreign currency translation adjustments.

                                                         SCHEDULE VIII


                                     UNION CAMP CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                               VALUATION AND QUALIFYING ACCOUNTS
                                     For The Years Ended December 31, 1993, 1992 and 1991
                                                    (thousands of dollars)



       Column A                                  Column B                  Column C                 Column D        Column E
                                                                          Additions

                                                                                    Charged
                                                Balance at       Charged to       (Credited)       Deductions      Balance at
                                                Beginning        Costs and         to Other           from             End
     Description                                 of Year        Expenses(1)       Accounts(2)      Reserves(3)       of Year
YEAR ENDED DECEMBER 31, 1993:
Reserves deducted from assets
to which they apply:
   Reserve for doubtful accounts  . . .     $   12,643        $    4,235       $     (359)      $     3,817     $   12,702
   Reserve for discounts and
   allowances   . . . . . . . . . . . .          1,924              -                -                 -             1,924

   Total  . . . . . . . . . . . . . . .     $   14,567        $    4,235       $     (359)      $     3,817     $   14,626

YEAR ENDED DECEMBER 31, 1992:
Reserves deducted from assets
to which they apply:
   Reserve for doubtful accounts  . . .     $   10,841        $    5,101       $     (362)      $     2,937     $   12,643
   Reserve for discounts and
   allowances   . . . . . . . . . . . .          2,125              (201)            -                 -             1,924

   Total  . . . . . . . . . . . . . . .     $   12,966        $    4,900       $     (362)      $     2,937     $   14,567

YEAR ENDED DECEMBER 31, 1991:
Reserves deducted from assets
to which they apply:
   Reserve for doubtful accounts  . . .     $    9,606        $    3,909       $       (4)      $     2,670     $   10,841
   Reserve for discounts and
   allowances   . . . . . . . . . . . .          1,986               139             -                 -             2,125

   Total  . . . . . . . . . . . . . . .     $   11,592        $    4,048       $       (4)      $     2,670     $   12,966

NOTES:
(1) Discounts and allowances are charged to income as incurred and not to the reserve. The reserve is adjusted at the end of each period, by a charge or credit to income, for the estimated discounts and allowances applicable to the accounts receivable then outstanding.

(2) Foreign currency translation adjustments.

(3) Uncollectible accounts written off, net of recoveries.

                                                           SCHEDULE IX

            UNION CAMP CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           SHORT-TERM BORROWINGS
            For The Years Ended December 31, 1993, 1992 and 1991
                           (thousands of dollars)

     Column A                                Column B         Column C          Column D         Column E        Column F
                                                                                Maximum          Average         Weighted
                                                              Weighted           Amount           Amount         Average
                                            Balance at         Average        Outstanding      Outstanding    Interest Rate
Category of Aggregate                           End           Interest         During the       During the      During the
Short-Term Borrowings                         of Year           Rate            Year(1)          Year(1)         Year(1)

YEAR ENDED DECEMBER 31, 1993:
Commercial Paper  . . . . . . . . . . .     $  385,560              3.50%      $  461,000       $   381,557           3.45%
Payable to Banks  . . . . . . . . . . .         38,298              7.24%          35,631            35,171           7.77%

   Total  . . . . . . . . . . . . . . .     $  423,858              3.87%      $  496,631       $   416,728           3.85%

YEAR ENDED DECEMBER 31, 1992:
Commercial Paper  . . . . . . . . . . .     $  383,020              3.98%      $  512,500       $   419,900           3.97%
Payable to Banks  . . . . . . . . . . .         29,566              9.81%          33,155            32,314          10.30%

Total . . . . . . . . . . . . . . . . .     $  412,586              4.43%      $  545,655       $   452,214           4.47%

YEAR ENDED DECEMBER 31, 1991:
Commercial Paper  . . . . . . . . . . .     $  370,000              5.01%      $  370,000       $   303,000           6.58%
Payable to Banks  . . . . . . . . . . .         16,191             11.15%          29,488            20,938          12.59%

   Total  . . . . . . . . . . . . . . .     $  386,191              5.56%      $  399,488       $   323,938           7.26%

NOTES:

(1) Based upon month-end balances.

                                                            SCHEDULE X


            UNION CAMP CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
            For the Years Ended December 31, 1993, 1992 and 1991
                           (thousands of dollars)

         Column A                                                   Column B
                                                         Charged to Costs and Expenses
           Item                                      1993             1992             1991
Maintenance and repairs . . . . . . . . . .      $  245,082        $  246,571       $  238,008
Property taxes. . . . . . . . . . . . . . .          37,467            37,755           27,594