Form 10-Q
period 1994-03-31
UNION CAMP CORP
filed 1994-05-13
CIK 100783

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ____ March 31, 1994

                                 OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________



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

                            (201) 628-2000
         (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES ____X____   NO_________

69,925,347 shares of Registrant's Common Stock, Par Value $1 Per
Share, were outstanding as of the close of business on March 31, 1994.

                      UNION CAMP CORPORATION



                              INDEX


                                                              Page

Part I.        FINANCIAL INFORMATION*


               Item 1.   Financial Statements.                   2

               Item 2.   Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations.              6



Part II.       OTHER INFORMATION

               Item 1.   Legal Proceedings                       8

               Item 4.   Submission of Matters to a              8
                         Vote of Security-Holders

               Item 6.   Exhibits and Reports on Form 8-K        9


____________

*A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 31, 1993 which has previously been filed with the Commission.

                                             PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements.

                               UNION CAMP CORPORATION
                            AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED  STATEMENT OF INCOME
                          ($ in thousands, except per share)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                     ______________________________
                                                            1994              1993
                                                            ----              ----

Net Sales                                             $  790,106        $  761,454

Costs and other charges:
   Cost of products sold                                 611,972           576,226
   Selling and administrative expenses                    74,294            77,161
   Depreciation and cost of timber harvested              62,540            59,709
                                                       ---------         ---------

      Income from operations                              41,300            48,358
                                                       ---------         ---------

Gross interest expense                                    32,022            35,031
   Less capitalized interest                              (4,530)             (939)
Other (income) expense -net                               (3,264)           (4,259)
                                                       ---------         ---------

      Income before income taxes and accounting change    17,072            18,525
                                                       ---------         ---------

Income taxes:

   Current                                                (1,003)              726
   Deferred                                                6,807             5,280
                                                       ---------         ---------
      Total income taxes                                   5,804             6,006
                                                       ---------         ---------

      Income before accounting change                     11,268            12,519

Effect of change in accounting standard (net of tax)      (3,716)                -
                                                       ---------         ---------

      Net Income                                      $    7,552        $   12,519
                                                       ---------         ---------
                                                       ---------         ---------

Earnings per share:
     Before change in accounting standard                  $0.16             $0.18
     After change in accounting standard                   $0.11             $0.18

Dividends per share                                        $0.39             $0.39



Earnings per share are computed on the basis of the average number of common shares outstanding:

                       1994:   69,903,091    1993:   69,679,891

See also the accompanying notes to consolidated financial statements.

                              UNION CAMP CORPORATION
                          AND CONSOLIDATED  SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                 ($ in thousands)



                                                      MARCH 31,           DECEMBER 31,
                                                        1994                 1993
                                                        ----                 ----

ASSETS

Cash and cash equivalents                           $      5,451         $     38,287

Receivables-net                                          409,524              389,549

Inventories at lower of cost or market:
  Finished goods                                         223,500              228,863
  Raw materials                                           91,009               91,685
  Supplies                                               119,476              121,970
                                                    ------------          -----------
     Total inventories                                   433,985              442,518
                                                    ------------          -----------

Assets held for resale                                     4,093                4,154

Other                                                     36,814               36,210
                                                    ------------          -----------

     Total current assets                                889,867              910,718
                                                    ------------          -----------

Plant and equipment, at cost                           5,993,520            5,938,975
  Less:  accumulated depreciation                      2,598,902            2,540,253
                                                    ------------          -----------
                                                       3,394,618            3,398,722
Timberlands, less cost of timber harvested               247,087              247,368
                                                    ------------          -----------
     Total property                                    3,641,705            3,646,090
                                                    ------------          -----------

Other assets                                             125,713              128,225
                                                    ------------          -----------

     Total Assets                                   $  4,657,285         $  4,685,033
                                                    ------------          -----------
                                                    ------------          -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                 $    840,729         $    909,372

Long-term debt                                         1,286,889            1,244,907

Deferred income taxes                                    587,326              583,155

Other long-term liabilities                              142,240              131,751

Stockholders' equity (Shares outstanding
   1994:  69,925,347;  1993:  69,833,130)              1,800,101            1,815,848
                                                    ------------          -----------

     Total Liabilities and Stockholders' Equity     $  4,657,285         $  4,685,033
                                                    ------------          -----------
                                                    ------------          -----------


  See also the accompanying notes to consolidated financial statements.

                                 UNION CAMP CORPORATION
                             AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                    ($ in thousands)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ------------------------
                                                          1994           1993
                                                          ----           ----
Cash Provided by Operations:
  Net income                                             $   7,552      $ 12,519
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                      66,814        64,758
     Deferred income taxes                                   6,807         5,280
     Other                                                   2,710         1,165

     Changes in operational assets and liabilities:
       Receivables                                         (17,101)      (26,076)
       Inventories                                           8,817         1,786
       Other assets                                           (213)         (340)
       Accounts payable, taxes and other liabilities       (59,803)      (26,628)
                                                          --------       -------

         Cash (Used For) Provided By Operations             15,583        32,464
                                                          --------       -------

Cash (Used For) Provided By Investment Activities:
  Capital expenditures                                     (56,567)      (41,579)
  Payments for acquired businesses                          (1,000)      (11,855)
  Other                                                    (15,734)       (1,981)
                                                          --------       -------
                                                           (73,301)      (55,415)
                                                          --------       -------

Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                        44,783        70,787
  Repayments of long-term debt                             (49,727)      (56,895)
  Proceeds from issuance of long-term debt                  57,126        10,950
  Dividends paid                                           (27,267)      (27,178)
                                                          --------       -------
                                                            24,915        (2,336)
                                                          --------       -------

Effect of exchange rate changes on cash                        (33)         (716)
                                                          --------       -------

Increase (decrease) in cash and cash equivalents           (32,836)      (26,003)

Balance at beginning of year                                38,287        67,683
                                                          --------       -------

Balance at end of period                                 $   5,451      $ 41,680
                                                          --------       -------
                                                          --------       -------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                   $33,979       $43,321
    Income taxes                                            $4,608        $1,314



See also the accompanying notes to consolidated financial statements.

                   UNION CAMP CORPORATION
                AND CONSOLIDATED SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature, except as described in Note 2 recorded in the first quarter ended March 31, 1994.


Note 2. Effective January 1, 1994, the company adopted the provisions of SFAS No. 112, 'Employers' Accounting for Postemployment Benefits'. The implementation of this new statement results in a change in the company's method of accounting for certain disability, health care and life insurance benefits provided to former or inactive employees after employment but before retirement, from the 'pay-as-you-go' to the accrual basis.

         The accumulated obligation as of January 1, 1994 was $6.0 million. This obligation, included within 'Other Long-Term Liabilities', was recorded in the first quarter of 1994 on a cumulative basis as a $6.0 million pre-tax charge against income ($3.7 million after-tax).


Note 3. Included in 'Current Liabilities' are $435 million and $384 million of Commercial Paper (net of discount) at March 31, 1994 and year-end 1993, respectively.


Note 4. Included in 'Long-Term Debt' for March 31, 1994 is $49.9 million of commercial paper intended to be refinanced on a long-term basis.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS






       Net income for the first quarter of 1994 was $7.6 million or $.11 per share, compared to $12.5 million or $.18 per share for the comparable period of last year. The year over year decline was due in large part to a charge in this year's first quarter, of $.05 per share relating to the adoption of the new accounting standard SFAS No. 112 'Employers' Accounting for Postemployment Benefits'. Lower average selling prices for the company's paper and packaging products was also a significant factor.

       Overall demand for the company's paper products remains strong. Net sales for the first quarter of 1994 were $790 million, 4% above the previous year's comparable quarter. Paper products shipments were approximately 850,000 tons, 6% above last year's first quarter.

       Operating income for the paper and paperboard segment was $9.2 million, down 53% from the first quarter of last year. Lower average selling prices and higher direct manufacturing costs per ton at the company's paper mills were the primary reasons for this earnings decline. On a positive note, a $30 per ton price increase in domestic linerboard was implemented in March, which is a reflection of the improvement in the linerboard market during the quarter. Average prices in the uncoated business papers market for the first quarter were about level with last year's first quarter. However, pricing pressure intensified as the quarter progressed and by the end of March, prices were below the depressed levels of the first quarter of last year.

       First quarter 1994 operating income for the packaging segment was $10.4 million, $1.4 million above last year's first quarter. Corrugated container operations were the primary contributors to this earnings improvement, with shipments up 7% over last year. Earnings from the bag businesses, as well as overseas container operations remained relatively level with the prior year's first quarter.

       The company's non-paper businesses reported excellent results for the first quarter of 1994, with operating income up 23% over last year's first quarter. The wood products segment was a major contributor, with operating income of $20.6 million, compared to $16.7 million for the first quarter of last year. Favorable market conditions including record product price levels was a primary factor for improved earnings. The chemical segment continues to experience strong earnings, primarily attributable to both the company's tall oil based chemicals business and its BBA subsidiary.

       Depreciation expense for the first quarter increased less than 5% over last year's comparable quarter. Net interest expense for the first quarter decreased 19% from the first quarter of 1993. The primary reason for this decrease is the reduction in gross interest expense, due to lower debt levels, in addition to a higher level of capitalized interest.

       The increase in the deferred tax liability is primarily attributable to accelerated tax depreciation offset in part by the adoption of SFAS No.112, 'Employer's Accounting for Postemployment Benefits'.

       Net working capital was $49 million at March 31, 1994, compared to $1 million at year-end 1993. Cash flow from operations for the current year's first quarter was $16 million, compared to $32 million for the same quarter a year ago. Changes in working capital items, primarily accounts payable, were the major contributors to this decline.

       Capital expenditures for the first quarter of 1994 totalled $57 million, compared to $42 million for the same quarter a year ago. Current quarter expenditures reflect spending of $29 million at the company's paper mills, primarily attributable to $7 million for the Savannah mill recovery boiler and $11 million for the deink facility and paper machine enhancements at the Franklin mill. The ratio of long-term debt to total capital was 35.0% at March 31, 1994. In April 1994, the company completed the issuance of $49.9 million of 30 year tax exempt debt at an interest rate of 6.55%, for the purpose of financing part of the deink project under construction at the Franklin mill.

       On May 12th of this year, Union Camp's flavor and fragrance subsidiary, Bush Boake Allen Inc. (BBA), commenced a public stock offering of 5.6 million shares (approximately 30% of BBA's outstanding shares) at an offering price of $16.00 per share. Union Camp will own the remainder (approximately 70%) of the
       18.75 million shares outstanding after the offering.

                   PART II.  OTHER INFORMATION




Item 1.   Legal Proceedings.

          In April 1994, the Company's facility in Savannah, Georgia received a Notice of Violation and Opportunity to Show Cause ('NOV') from the United States Environmental Protection Agency ('EPA') alleging violations of the EPA's rules governing the treatment of hazardous waste. The allegations involve the applicability of these regulations to the removal of granular impurities from the pulping liquor recovery process at the Savannah facility. While the EPA has not instituted any enforcement action and has not sought penalties in connection with the NOV, there can be no assurance that it will not ultimately do so. The Company has arranged to meet with EPA to support the Company's position that the removal of the granular materials is not covered by the EPA's rules governing the handling of hazardous waste.


Item 4.   Submission of Matters to a Vote of Security-Holders

          The Company's annual meeting of its stockholders was held on April 26, 1994.

          At the annual meeting the Company's stockholders voted on two proposals: (1) the election of four nominees to serve as directors for three year terms; and (2) the ratification of the appointment of Price Waterhouse as independent accountants for the year 1994. The voting of the Company's stockholders as to these matters was as follows:

          1.  Election of Directors



                                                  Votes
          Nominees                  Votes For    Withheld
          --------                  --------     --------
          Sir Colin R. Corness      59,124,368   872,741

          Robert D. Kennedy         59,139,437   857,672

          W. Craig McClelland       59,152,328   844,781

          James M. Reed             59,155,328   841,781


          2.  Ratification of Appointment of Accountants



                                                  Votes
                                   Votes For     Against    Abstentions
                                   ---------     -------    -----------

                                   59,859,419    59,446     78,244

Item 6.   Exhibits and Reports on Form 8-K.

     a)   Exhibits.



          No.                 Description
          --                  -----------


          11                  Statement re computation of per share
                              earnings.



     b)   Reports on Form 8-K.

          No current Report on Form 8-K was filed by the Registrant during the first quarter of 1994.

                             SIGNATURES



         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNION CAMP CORPORATION
                                             (Registrant)



Date:     MAY 11, 1994             /s/ Dirk R. Soutendijk
                                   DIRK R. SOUTENDIJK
                                   VICE PRESIDENT, GENERAL COUNSEL
                                   AND SECRETARY


Date:     MAY 11, 1994             /s/ Robert E. Moore
                                   ROBERT E. MOORE
                                   VICE PRESIDENT AND COMPTROLLER
                                   (Chief Accounting Officer)

                           EXHIBIT INDEX



                                                       SEQUENTIALLY
                                                         NUMBERED
NO.                      DESCRIPTION                       PAGE
- --                       -----------                       ----


11                 Statement re computation of per         12
                   share earnings.
