Form 10-K/A
period 1993-12-31
UNION CAMP CORP
filed 1994-06-28
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
    For the fiscal year ended                  December 31, 1993

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from                      to

                         Commission File Number 1-4001

                         -----------------------------

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

                         -----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                                         WHICH REGISTERED
- - - --------------------------------------------------------  --------------------------------------------------------
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

                         -----------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 4, 1994, 69,916,299 shares of Registrant's Common Stock, $1 par value, were outstanding. On March 4, 1994, the closing price per share for the Common Stock as reported on the Composite Tape for issues listed on the New York Stock Exchange was $48-3/4 and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $3,408,419,576.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 (the 'Union Camp 1993 Annual Report') are incorporated by reference in Parts I, II and IV of this Form 10-K.

     Portions of Registrant's Proxy Statement, dated March 18, 1994 (the 'Union Camp 1994 Proxy Statement'), are incorporated by reference in Part III of this Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Index of financial statements

     The following financial statements are included at the indicated page in the Union Camp 1993 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                                                                                                    Page
                                                                                                  ---------
Consolidated Income for the years ended December 31, 1993, 1992 and 1991........................         32
Consolidated Balance Sheet December 31, 1993 and 1992...........................................         33
Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991.......         34
Notes to Consolidated Financial Statements......................................................      35-40
Report of Independent Accountants...............................................................         31

     (2) The following schedules, for the three years ended December 31, 1993, to the Financial Statements are included beginning at the indicated page in this Annual Report on Form 10-K:

                                                                                                    Page
                                                                                                  ---------
Report of Independent Accountants on Financial Statement Schedules..............................         27
Schedule V -- Plant and Equipment and Timberland................................................      28-29
Schedule VI -- Accumulated Depreciation and Amortization of Plant and Equipment; and Cost of
  Company Timber Harvested......................................................................         30
Schedule VIII -- Valuation and Qualifying Accounts..............................................         31
Schedule IX -- Short-Term Borrowings............................................................         32
Schedule X -- Supplementary Income Statement Information........................................         32

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and their notes.

     (3) All exhibits, including those incorporated by reference.

 NO.                                                    DESCRIPTION
- - - ------  ------------------------------------------------------------------------------------------------------------
3.1     -- Copy of Articles of Incorporation of Union Camp, as  amended May 4, 1990 (filed as Exhibit 3(b) to  Union
           Camp's  Quarterly Report  on Form 10-Q  for the Quarter  ended March  31, 1990 and  incorporated herein by reference).
3.2     -- Copy of By-Laws of Union Camp, as amended April 27, 1993 (filed as Exhibit 3(b) to Union Camp's Quarterly
           Report on Form 10-Q for the Quarter ended March 31, 1993 and incorporated herein by reference).
4       -- Union Camp hereby  agrees to furnish copies  of instruments defining the  rights of holders of  long-term debt of Union Camp and its consolidated subsidiaries to the Commission upon its request.
10.1    -- Copy of Union  Camp's 1982 Stock Option  Plan, as amended  November 29, 1988 (filed  as Exhibit 10(b) to
           Union Camp's Annual Report on Form  10-K for the year ended December  31, 1988 and incorporated herein  by reference).
10.2    -- Copy of Union Camp's 1989 Stock Option and Stock Award Plan, as amended November 30, 1993.
10.3    -- Copy of  Union Camp's Executive  Annual Incentive Plan  (filed as  Exhibit 10(c) to  Union Camp's Annual
           Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).
10.4    -- Copy of Union Camp's Policy Group Long-Term Incentive Plan (filed as Exhibit 19(b) to Union Camp's Annual
           Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference).
10.5    -- Copy of Union Camp's Directors' Fees Deferral Plan (filed as Exhibit 10(d) to Union Camp's Annual  Report on Form 10-K for the year ended December 31, 1982 and incorporated herein by reference).
10.6    -- Copy of Union Camp's Retirement Plan for Outside Directors as amended November 26, 1991 (filed as Exhibit
           10(g)  to Union Camp's Annual  Report on Form 10-K  for the year ended  December 31, 1991 and incorporated herein by reference).


10.7    -- Copy of  form of Severance  Agreement between  Union Camp and  certain executive officers  of Union  Camp
           (filed  as Exhibit 10(g) to Union Camp's  Annual Report on Form 10-K for  the year ended December 31, 1988 and incorporated herein  by reference), as  amended by Amendment  No. 1 to  Severance Agreement (filed  as
           Exhibit  19 to Union  Camp's Quarterly Report  on Form 10-Q for  the Quarter ended  September 30, 1990 and incorporated herein by reference); as further amended by Amendment No. 2 to Severance Agreement (filed  as
           Exhibit  No. 19(a) to Union Camp's Quarterly Report on  Form 10-Q for the Quarter ended September 30, 1991 and incorporated herein by reference).
10.8    -- Copy of Union Camp's Stock Compensation Plan for Non-Employee Directors as amended February 22, 1994.
10.9    -- Copy of Agreement  between Union Camp and  James M. Reed dated  May 14, 1991 (filed  as Exhibit 19(c)  to
           Union  Camp's Quarterly  Report on Form  10-Q for  the Quarter ended  September 30,  1991 and incorporated herein by reference).
10.10   -- Copy of  Union Camp  Corporation Supplemental  Retirement Income Plan  for Executive  Officers (filed  as
           Exhibit  19(c) to  Union Camp's Quarterly  Report on Form  10-Q for the  Quarter ended March  31, 1993 and incorporated herein by reference).
11      -- Statement re computation of per share earnings.
13      -- The portion of Union Camp Corporation's 1993  Annual Report to security holders which is incorporated  by reference into this filing.
21      -- List of subsidiaries of Union Camp  (filed as Exhibit 22 to Union  Camp's Annual Report on Form 10-K for
           the year ending December 31, 1992 and incorporated herein by reference).
23      -- Consent of Independent Accountants.
99(a)*  -- Form 11-K Annual Report for the fiscal year ended December 31, 1993 in respect of Union Camp  Corporation
           Franklin Employee Investment Plan, Franklin, Virginia.
99(b)*  -- Form 11-K Annual Report for the fiscal year ended December 31, 1993 in respect of Union Camp Corporation
           Prattville Employee Investment Plan, Prattville, Alabama.


99(c)*  -- Form 11-K Annual Report for the fiscal year ended December 31, 1993 in respect of Union Camp  Corporation
           Savannah Employee Investment Plan, Savannah, Georgia.
99(d)*  -- Form 11-K Annual Report for the fiscal year ended December 31, 1993 in respect of Union Camp Corporation
           Employees Investment Plan.
99(e)*  -- Form 11-K Annual Report for the fiscal year ended December 31, 1993 in respect of Union Camp  Corporation
           Salaried Employees' Savings and Investment Plan.
99(f)*  -- Form 11-K Annual Report for the fiscal year ended December 31, 1993 in respect of Union Camp Corporation
           Employees' Savings and Investment Plan.

* Filed with their amendment.
     (b) Reports on Form 8-K.

     No Current Report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1993.