Form 10-Q
period 1994-06-30
UNION CAMP CORP
filed 1994-08-05
CIK 100783

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1994

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

                             YES_____X______ NO__________

69,943,154 shares of Registrant's Common Stock, Par Value $1 Per
Share, were outstanding as of the close of business on June 30, 1994.

                      UNION CAMP CORPORATION

                              INDEX

                                                              Page
                                                              ----
Part I.        FINANCIAL INFORMATION*


               Item 1.   Financial Statements.                   2

               Item 2.   Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations.              7

Part II.       OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K       10

- - ------------
*A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 31, 1993 which has previously been filed with the Commission.

                    PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS.

                         UNION CAMP CORPORATION
                     AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
                  ($ in thousands, except per share)

                                                        QUARTER ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                     --------------------    -----------------------
                                                      1994        1993         1994         1993
                                                     --------    --------    ----------   ----------
Net Sales                                            $827,217    $786,481    $1,617,323   $1,547,935

Costs and other charges:
   Cost of products sold                              635,131     592,354     1,247,103    1,168,580
   Selling and administrative expenses                 79,270      75,716       153,564      152,877
   Depreciation and cost of timber harvested           62,006      61,425       124,546      121,134

Special Charge                                         13,958          --        13,958           --
                                                     --------    --------    ----------   ----------
      Income from operations                           36,852      56,986        78,152      105,344
                                                     --------    --------    ----------   ----------
Gross interest expense                                 32,405      33,734        64,427       68,765
   Less capitalized interest                           (5,207)     (1,346)       (9,737)      (2,285)
Gain on sale of minority interest                      34,698           -        34,698            -
Other (income) expense - net                            2,426         937          (838)      (3,322)
                                                     --------    --------    ----------   ----------
      Income before income taxes and
          accounting change                            41,926      23,661        58,998       42,186
                                                     --------    --------    ----------   ----------
Income taxes:
   Current                                             (1,664)      4,174        (2,667)       4,900
   Deferred                                            17,684       4,396        24,491        9,676
                                                     --------    --------    ----------   ----------
   Total income taxes                                  16,020       8,570        21,824       14,576
                                                     --------    --------    ----------   ----------
      Income before accounting change                  25,906      15,091        37,174       27,610

Effect of change in accounting standard (net of tax)       --          --        (3,716)          --
                                                     --------    --------    ----------   ----------
      Net Income                                     $ 25,906    $ 15,091    $   33,458   $   27,610
                                                     --------    --------    ----------   ----------
                                                     --------    --------    ----------   ----------
Earnings per share:
     Before change in accounting standard               $0.37       $0.22         $0.53        $0.40
     After change in accounting standard                $0.37       $0.22         $0.48        $0.40

Dividends per share                                     $0.39       $0.39         $0.78        $0.78

Earnings per share are computed on the basis of the average number of common shares outstanding:

                                                                  1994                 1993
                                                               ----------           ----------
          Quarter Ended June 30,                               69,935,085           69,715,709
          Six Months Ended June 30,                            69,919,177           69,697,899

See also the accompanying notes to consolidated financial statements.

                            UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                    JUNE 30,          DECEMBER 31,
                                                     1994                 1993
                                                   ----------         ------------
ASSETS

Cash and cash equivalents                          $    8,295         $   38,287

Receivables-net                                       430,767            389,549

Inventories at lower of cost or market:
  Finished goods                                      197,185            228,863
  Raw materials                                        90,755             91,685
  Supplies                                            117,259            121,970
                                                   ----------         ----------
     Total inventories                                405,199            442,518
                                                   ----------         ----------

Assets held for resale                                 13,897              4,154

Other                                                  54,055             36,210
                                                   ----------         ----------
     Total current assets                             912,213            910,718
                                                   ----------         ----------

Plant and equipment, at cost                        6,037,352          5,938,975
  Less:  accumulated depreciation                   2,642,049          2,540,253
                                                   ----------         ----------
                                                    3,395,303          3,398,722
Timberlands, less cost of timber harvested            249,042            247,368
                                                   ----------         ----------
     Total property                                 3,644,345          3,646,090
                                                   ----------         ----------
Other assets                                          123,366            128,225
                                                   ----------         ----------
     Total Assets                                  $4,679,924         $4,685,033
                                                   ----------         ----------
                                                   ----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                $  787,458         $  909,372

Long-term debt                                      1,285,771          1,244,907

Deferred income taxes                                 603,256            583,155

Other liabilities and minority interest               196,630            131,751

Stockholders' equity (Shares outstanding
   1994:  69,943,154;  1993:  69,833,130)           1,806,809          1,815,848
                                                   ----------         ----------
     Total Liabilities and Stockholders' Equity    $4,679,924         $4,685,033
                                                   ----------         ----------
                                                   ----------         ----------

See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              -------------------------
                                                                1994             1993
                                                              ---------       ---------
Cash Provided by Operations:
  Net income                                                  $  33,458       $  27,610
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                          133,159         130,801
     Deferred income taxes                                       24,491           9,676
     Asset write-down                                            13,958              --
     Gain on sale of minority interest                          (34,698)             --
     Other                                                        4,550           3,368

     Changes in operational assets and liabilities:
       Receivables                                              (35,434)         36,313
       Inventories                                               34,503           4,139
       Other assets                                             (17,071)          1,842
       Accounts payable, taxes and other liabilities            (57,455)        (34,492)
                                                              ---------        --------
         Cash (Used For) Provided By Operations                  99,461         179,257
                                                              ---------        --------

Cash (Used For) Provided By Investment Activities:
  Capital expenditures                                         (132,299)        (96,802)
  Payments for acquired businesses                               (3,704)        (11,855)
  Proceeds from sale of businesses                                   --          34,451
  Proceeds from sale of minority interest                        88,983              --
  Other                                                         (20,426)          1,179
                                                              ---------        --------
                                                                (67,446)        (73,027)
                                                              ---------        --------
Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                            (14,185)        (32,038)
  Repayments of long-term debt                                  (51,271)        (71,824)
  Proceeds from issuance of long-term debt                       57,126          10,950
  Dividends paid                                                (54,543)        (54,368)
                                                              ---------        --------
                                                                (62,873)       (147,280)
                                                              ---------        --------
Effect of exchange rate changes on cash                             866          (1,042)
                                                              ---------        --------
Increase (decrease) in cash and cash equivalents                (29,992)        (42,092)

Balance at beginning of year                                     38,287          67,683
                                                              ---------        --------
Balance at end of period                                      $   8,295        $ 25,591
                                                              ---------        --------
                                                              ---------        --------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                        $54,985         $68,919
    Income taxes                                                $12,112          $9,046

See also the accompanying notes to consolidated financial statements.

                   UNION CAMP CORPORATION
                AND CONSOLIDATED SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature, except as described in Notes 2, 3, 4 and 5.

Note 2. Effective January 1, 1994, the company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The implementation of this new statement results in a change in the company's method of accounting for certain disability, health care and life insurance benefits provided to former or inactive employees after employment but before retirement, from the "pay-as-you-go" to the accrual basis.

         The accumulated obligation as of January 1, 1994 was $6.0 million. This obligation, included within "Other Long-Term Liabilities", was recorded in the first quarter of 1994 on a cumulative basis as a $6.0 million pre-tax charge against income ($3.7 million after-tax).

Note 3. In the second quarter of 1994, the company recorded a special charge of $14.0 million ($8.8 million after tax) to reflect the write down of the carrying value of certain non-strategic assets.

Note 4. Second quarter 1994 results include a $34.7 million pre-tax gain on the sale of a 32% minority interest in the company's Bush Boake Allen flavor and fragrance business. Union Camp still maintains a 68% interest in its Bush Boake Allen subsidiary.

Note 5. "Other (Income) Expense" for the second quarter of 1993 included a $4.7 million non-recurring charge related to the disposal of the company's School
         Supplies business.

                                               --continued--

Note 6. Included in "Current Liabilities" are $376 million and $384 million of Commercial Paper (net of discount) at June 30, 1994 and year-end 1993, respectively.

Note 7.  Included in "Other Liabilities and Minority
         Interest" for June 30, 1994 is $55.5 million related to the minority interest in Union Camp's investment in Bush Boake Allen.

Note 8. Prior periods have been reclassified to conform with the 1994 presentation.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Net income for the second quarter of 1994 was $25.9 million or $.37 per share, compared to $15.1 million or $.22 per share for last year's second quarter. In the second quarter, Union Camp recorded a gain of $.30 per share from the sale of a minority interest in its flavor and fragrance subsidiary, Bush Boake Allen. This was offset in part by a charge of $.16 per share relating to the write down of the carrying value of certain non-strategic assets. Last year's second quarter included a non-recurring charge of $.04 per share related to the disposal of the company's School Supplies business.

Net income for the first half of this year was $33.5 million or $.48 per share, compared to $27.6 million or $.40 per share for the same period last year. Included in this year's results are the items noted above plus a first quarter charge of $.05 per share relating to the adoption of the new accounting standard SFAS No.112 "Employers Accounting for Postemployment Benefits".

Overall demand for the company's paper and packaging products continues to be strong, reflecting the improving economic environment for our products both in the domestic and foreign markets. Net sales for the second quarter were $827.2 million, 5% above the previous year's comparable quarter. Paper product shipments were approximately 895,000 tons, 10% above last year's second quarter and 5% above the first quarter of this year.

Operating income for the paper and paperboard segment was $18.7 million, an 18% decrease over the second quarter of last year. The decline in earnings was primarily attributable to lower average selling prices for uncoated business papers, which were below the depressed levels of last year's second quarter and more than offset the significant improvement in the company's linerboard operations. Both the domestic and foreign linerboard markets further improved during the quarter and average linerboard prices were up 6% over last year's second quarter and 7% over the first quarter of this year. Also on a positive note, shipments of uncoated business papers were 5% above the second quarter of last year and prices began to trend upward.

The packaging segment reported an $8.3 million loss for the second quarter, compared to a $9.7 million profit for last year's comparable quarter. The primary reason for the significant decrease was a $14 million write down of the carrying value of certain non-strategic assets. Operating earnings in the flexible packaging portion of the segment were affected by lower average selling prices and higher average product costs. Earnings for the corrugated container operations were down primarily due to higher raw material costs, despite an improvement in average selling prices and shipments over last year's second quarter. Second quarter earnings from the company's overseas container operations remained relatively level with last year's second quarter.

The company's non-paper businesses continue to report strong results for the second quarter of this year, with operating profits at $40.9 million, 34% above last year's comparable period. The chemical segment was a major contributor with operating income of $21.5 million compared to $14.0 million last year. Both the tall-oil-based chemicals business and the company's Bush Boake Allen subsidiary contributed to the improved profitability. Wood products earnings increased 17% over last year's second quarter. Improved prices for plywood and particleboard more than offset a downturn in lumber prices which rebounded by the end of the quarter.

Depreciation expense increased less than 1% in the second quarter and 3% in the first half of 1994 from last year's comparable periods. Net interest expense for the second quarter and first half of 1994 decreased 16% and 18%, respectively from the comparable periods of 1993. The primary reason for this decrease was a higher level of capitalized interest.

The increase in the deferred tax liability is primarily attributable to accelerated tax depreciation and the gain on the sale of a minority interest in Bush Boake Allen, offset in part by the adoption of SFAS No.112, "Employers Accounting for Postemployment Benefits".

Net working capital was $125 million at June 30, 1994, compared to $1 million at year-end 1993. The increase in working capital was primarily attributable to a lower level of payables and accrued liabilities at the end of the second quarter of this year.

Cash flow from operations for the first half of 1994 was $99.5 million, as compared to $179.3 million for the same period last year. Changes in working capital items were the major contributors to this decrease.

Capital expenditures for the first half of 1994 totaled $132.3 million, compared to $96.8 million for the comparable period last year. Year-to-date expenditures reflect spending of $77 million at the company's paper mills, primarily attributable to $17 million for the Savannah, Ga mill recovery boiler and $33 million for the deink facility and paper machine enhancements at the Franklin, Va mill. In April 1994, the company issued $49.9 million of 30 year tax exempt debt at an interest rate of 6.55%, for the purpose of financing part of the deink project under construction at the Franklin, Va mill. The ratio of long-term debt to total capital employed was 34.8% at June 30, 1994.

In the second quarter of this year, Union Camp's flavor and fragrance subsidiary, Bush Boake Allen Inc. (BBA) sold to the public approximately 6.1 million shares of BBA stock (approximately 32% of BBA's outstanding shares) at an offering price of $16.00 per share. Union Camp retains approximately 68% of the 19.215 million shares outstanding after the offering. As a result of this transaction, Union Camp recognized a $34.7 million pre-tax gain.

                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          No.                 Description
          ----                -----------
          10.1                Union Camp Corporation Supplemental
                              Retirement Income Plan for Executive
                              Officers as amended and restated
                              April 26, 1994.

          10.2                Description of post-retirement
                              office arrangements between Union
                              Camp Corporation and Raymond E.
                              Cartledge.

          11                  Statement re computation of per
                              share earnings.

     b)   Reports on Form 8-K.

          No current Report on Form 8-K was filed by the Registrant during the second quarter of 1994.

                            SIGNATURES

         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNION CAMP CORPORATION
                                   -------------------------------
                                             (Registrant)

Date:     AUGUST 5, 1994           /s/ Dirk R. Soutendijk
                                   -------------------------------
                                   DIRK R. SOUTENDIJK
                                   VICE PRESIDENT, GENERAL COUNSEL
                                   AND SECRETARY

Date:     AUGUST 5, 1994           /s/ Robert E. Moore
                                   -------------------------------
                                   ROBERT E. MOORE
                                   VICE PRESIDENT AND COMPTROLLER
                                   (Chief Accounting Officer)

                           EXHIBIT INDEX

                                                       SEQUENTIALLY
                                                         NUMBERED
NO.                      DESCRIPTION                       PAGE
- - ----                     -----------                   ------------
10.1                Supplemental Retirement Income         14
                    Plan for Executive Officers
                    as amended and restated
                    April 26, 1994

10.2                Description of post-retirement         22
                    office arrangements between
                    Union Camp Corporation and
                    Raymond E. Cartledge

11                  Statement re computation of per        23
                    share earnings.