Form 10-Q
period 1994-09-30
UNION CAMP CORP
filed 1994-11-09
CIK 100783

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1994

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

                             YES     X       NO

70,003,026 shares of Registrant's Common Stock, Par Value $1 Per
Share, were outstanding as of the close of business on September
30, 1994.

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

                                     PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements.
                                          UNION CAMP CORPORATION
                                      AND CONSOLIDATED SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF INCOME
                                    ($ in thousands, except per share)


                                                           QUARTER ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                        1994          1993          1994          1993
Net Sales                                               $856,271     $778,708    $ 2,473,594   $ 2,326,643

Costs and other charges:
   Cost of products sold                                 634,444      591,865      1,881,547     1,760,445
   Selling and administrative expenses                    82,751       72,580        236,315       225,457
   Depreciation and cost of timber harvested              63,934       60,441        188,480       181,575
   Other operating charges                                     -            -         13,958             -
                                                         -------      -------     ----------     ---------

      Income from operations                              75,142       53,822        153,294       159,166

Gross interest expense                                    33,075       32,761         97,502       101,526
   Less capitalized interest                              (5,501)      (2,172)       (15,238)       (4,457)
Gain on sale of minority interest                              -            -        (34,698)            -
Other (income) expense - net                               8,513       (7,795)         5,428       (11,117)
                                                         -------      -------     ----------     ----------

      Income before income taxes,
          minority interest and accounting change         39,055       31,028        100,300        73,214
                                                         -------      -------     ----------     ---------

Income taxes:
   Current                                                15,314        8,774         12,647        13,674
   Deferred                                                 (208)       1,373         24,283        11,049
   Effective tax rate adjustment                               -       16,000              -        16,000
   Total income taxes                                     15,106       26,147         36,930        40,723
                                                         -------      -------     ----------     ---------
Minority interest                                         (2,216)           -         (4,463)            -

Effect of change in accounting standard (net of tax)           -            -         (3,716)            -

     Net Income                                      $    21,733   $    4,881    $    55,191   $    32,491
                                                         -------      -------     ----------     ---------
                                                         -------      -------     ----------     ---------

Earnings per share:
     Before change in accounting standard                  $0.31        $0.07          $0.84         $0.47
     After change in accounting standard                   $0.31        $0.07          $0.79         $0.47

Dividends per share                                        $0.39        $0.39          $1.17         $1.17

Earnings per share are computed on the basis of the average number of common shares outstanding:
                                                                 1994            1993
                         Quarter Ended September 30,          69,966,470           69,759,696

                         Nine Months Ended September 30,      69,935,114           69,718,724

See also the accompanying notes to consolidated financial statements.

                                        2

                                                    UNION CAMP CORPORATION
                                                AND CONSOLIDATED SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEET
                                                      ($ in thousands)

                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         1994               1993
                                                     ------------        ----------

ASSETS

Cash and cash equivalents                           $     4,864         $    38,287

Receivables-net                                         438,623             389,549

Inventories at lower of cost or market:
  Finished goods                                        179,277             228,863
  Raw materials                                          92,795              91,685
  Supplies                                              116,088             121,970
                                                        --------            --------
  Total inventories                                     388,160             442,518
                                                        --------            --------
Assets held for resale                                   30,925               4,154

Other                                                    41,453              36,210
                                                     ----------         ----------
     Total current assets                               904,025             910,718
                                                     ----------          ----------
Plant and equipment, at cost                          6,099,539           5,938,975
  Less:  accumulated depreciation                     2,693,591           2,540,253
                                                     ----------          ----------
                                                      3,405,948           3,398,722

Timberlands, less cost of timber harvested              253,095             247,368
                                                     ----------          ----------
     Total property                                   3,659,043           3,646,090
                                                     ----------          ----------
Other assets                                            142,239             128,225
                                                     ----------          ----------
     Total Assets                                   $ 4,705,307         $ 4,685,033
                                                     ----------          ----------
                                                     ----------          ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                 $   819,023         $   909,372

Long-term debt                                        1,277,757           1,244,907

Deferred income taxes                                   604,066             583,155

Other liabilities and minority interest                 196,394             131,751

Stockholders' equity (Shares outstanding
   1994:  70,003,026;  1993:  69,833,130)             1,808,067           1,815,848
                                                     ----------          ----------

     Total Liabilities and Stockholders' Equity     $ 4,705,307         $ 4,685,033
                                                     ----------          ----------
                                                     ----------          ----------


     See also the accompanying notes to consolidated financial statements.

                                                 UNION CAMP CORPORATION
                                              AND CONSOLIDATED SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       ($ in thousands)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                          _____________________________
                                                               1994             1993
                                                          ____________     ____________

Cash Provided by Operations:
  Net income                                              $    55,191      $    32,491
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                        201,568          195,762
     Deferred income taxes                                     24,283           27,249
     Gain on sale of minority interest                        (34,698)               -
     Asset write down                                          13,958                -
     Withdrawal from retail paper bag business                 11,000                -
     Other                                                      8,935           (1,602)

     Changes in operational assets and liabilities:
       Receivables                                            (49,428)          49,851
       Inventories                                             40,627            6,379
       Other assets                                            (4,008)           8,002
       Accounts payable, taxes and other liabilities          (31,856)          (5,879)
                                                          ____________     ____________

         Cash (Used For) Provided By Operations               235,572          312,253
                                                          ____________     ____________

Cash (Used For) Provided By Investment Activities:
  Capital expenditures                                       (220,068)        (184,304)
  Payments for acquired businesses                            (21,089)         (11,855)
  Proceeds from sale of businesses                              6,739           38,639
  Proceeds from sale of minority interest                      88,983                -
  Other                                                        (7,746)           8,938
                                                          ____________     ____________
                                                             (153,181)        (148,582)
                                                          ____________     ____________

Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                          (36,879)         (30,584)
  Repayments of long-term debt                                (59,353)         (83,103)
  Proceeds from issuance of long-term debt                     61,725           10,950
  Dividends paid                                              (81,834)         (81,579)
                                                          ____________     ____________
                                                             (116,341)        (184,316)
                                                          ____________     ____________

Effect of exchange rate changes on cash                           527             (925)
                                                          ____________     ____________

Increase (decrease) in cash and cash equivalents              (33,423)         (21,570)

Balance at beginning of year                                   38,287           67,683
                                                          ____________     ____________

Balance at end of period                                  $     4,864      $    46,113
                                                          ____________     ____________
                                                          ____________     ____________

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                      $88,597         $106,792
    Income taxes                                              $16,018          $16,545


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


Note 3.  Second quarter 1994 results include an 'Other
         Operating Charge' of $14.0 million ($8.8 million after tax) to reflect the write down of the carrying value of certain non-strategic assets.


Note 4. Second quarter 1994 results include a $34.7 million pre-tax gain on the sale of a 32% minority interest in the company's Bush Boake Allen flavor and fragrance business. Union Camp still maintains a 68% interest in its Bush Boake Allen subsidiary.


Note 5. 'Other (Income) Expense' for the third quarter of 1994 includes an $11 million charge to reflect the company's decision to withdraw from the retail paper bag business, effective December 31, 1994. The second quarter of 1993 included a $4.7 million non-recurring charge related to the disposal of the company's School Supplies business.



                                                 -continued-

Note 6. Effective with this year's third quarter, minority interest is being presented as a separate line item, below pre-tax income, on the face of the income statement. The company feels that this change is a more meaningful representation of its operating results. The current year-to-date results have been restated to reflect this change.
         Prior year results have not been restated due to immateriality.


Note 7.  The increase in 'Assets Held for Resale' as of
         September 30, 1994 is primarily due to the reclassification of $26 million of assets related to the company's decision to withdraw from the retail paper bag business.


Note 8. Included in 'Current Liabilities' are $367 million and $384 million of commercial paper (net of discount) at September 30, 1994 and year-end 1993, respectively.


Note 9.  Included in 'Other Liabilities and Minority
         Interest' for September 30, 1994 is $57.8 million related to the minority interest in Union Camp's investment in Bush Boake Allen.


Note 10. Prior periods have been reclassified to conform with the 1994 presentation.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



       Net income for the third quarter of 1994 was $21.7 million or $0.31 per share, compared to $4.9 million or $0.07 per share for last year's third quarter. This year's third quarter included a charge of $0.10 per share to reflect the company's decision to withdraw from the retail paper bag business. Last year's third quarter included an income tax charge of $0.23 per share to reflect an increase in the corporate federal income tax rate.

       Year-to-date net income for 1994 was $55.2 million or $0.79 per share, compared to $32.5 million or $0.47 per share last year. In addition to the items noted above, this year's results include a first quarter charge of $0.05 per share relating to the adoption of the new accounting standard (SFAS No.112), a second quarter gain of $0.30 per share from the sale of a minority interest in the company's flavor and fragrance business, offset in part by a charge of $0.16 per share relating to the write down of the carrying value of certain non-strategic assets. Last year's second quarter included a non-recurring charge of $0.04 per share related to the disposal of the company's School Supplies business.

       Demand for the company's primary paper and packaging products was strong both in the domestic and foreign markets during the third quarter. Net sales for the third quarter were $856.3 million, a 10% increase over last year's comparable period. Total paper product shipments for the third quarter were 849,000 tons, 4% over last year's third quarter.

       Operating income for the paper and paperboard segment was $53.5 million, as compared to $31.2 million for the third quarter of last year. The significant improvement in earnings was primarily attributable to a 27% increase in average linerboard prices for the quarter, reflecting price recovery in both the domestic and export linerboard markets. During the quarter, a linerboard machine at the company's Savannah, Ga. mill was extensively damaged due to a dryer section failure. The company has insurance that covers both property damage and business interruption. The impact on third quarter income was not material. The machine is expected to be fully operational before the end of the year. Third quarter shipments of uncoated business papers were up 9% over last year's third quarter, however this increase was more than offset by a 3% decrease in average prices for the quarter, in addition to higher average product costs as compared to last year. As the quarter progressed however, more favorable trends developed in the uncoated business papers market, with the result that industry order backlogs climbed and prices of uncoated business papers improved.
                              7

       Packaging segment operating income for the third quarter was $819 thousand, well below the $4.2 million reported for last year's third quarter. The primary reason for this earnings decline was higher product costs in the company's domestic corrugated container operations, which more than offset an improvement in average selling prices and shipments over last year's third quarter. Third quarter earnings from the company's overseas container operations improved slightly over last year's comparable period, reflecting improving conditions in these foreign markets. Earnings for the flexible packaging operations improved 20% over the third quarter of last year, reflecting higher selling prices and increased shipments for the quarter.

       The company has announced its decision to withdraw from the retail paper bag business, effective December 31, 1994. As a result, the company will close its Savannah, Ga. bag plant and either close or sell its Richmond, Va. bag operation. The retail paper bag business had net sales of $80 million for 1993. As a result of this decision, the company recorded an $11 million pre-tax charge against non-operating income in the third quarter. In addition, $26 million of assets related to this withdrawal were reclassified to 'Assets Held For Resale' on the company's consolidated balance sheet.

       The company's non-paper businesses reported excellent third quarter results, with operating income at $37.7 million, 27% above last year's comparable quarter. The wood products segment was a major contributor with operating income of $20.7 million, compared to $16.4 million for last year's third quarter. Despite a downward trend for wood and panel product prices for the quarter, prices were still well above last year's comparable period. Chemical segment earnings increased 27% over last year's third quarter, reflecting strong results in both the Bush Boake Allen flavor and fragrance operations and the tall-oil-based chemicals business.

       Depreciation expense increased 5% in the third quarter and 4% in the first nine months of 1994 from last year's comparable periods. Net interest expense for the third quarter and first nine months of 1994 decreased 10% and 15%, respectively. The primary reason for this decrease was a higher level of capitalized interest.

       The increase in the deferred tax liability is primarily
       attributable to accelerated tax depreciation and the gain on the sale of a minority interest in Bush Boake Allen, offset in part by the adoption of SFAS No.112, 'Employers Accounting For
       Postemployment Benefits'.
                              8

       Net working capital was $85 million at September 30, 1994, compared to $1 million at year-end 1993. The increase in working capital was primarily attributable to a lower level of payables and accrued liabilities at the end of the third quarter of this year.

       Cash flow from operations for the first nine months of 1994 was $235.6 million, compared to $312.3 million for last year's third quarter. Changes in working capital items were the major contributors to this decrease. Cash used for financing activities was $116.3 million for the year-to-date period, compared to $184.3 million for the same period last year. The year-to-year reduction was primarily due to the issuance of $49.9 million of 6.55%, 30 year tax exempt bonds in April 1994.

       Capital expenditures for the nine month period ended September 30, 1994 totaled $220.1 million, compared to $184.3 million for the same period last year. Year-to-date expenditures reflect spending of $131 million at the company's paper mills, primarily attributable to $23 million for the Savannah, Ga. mill recovery boiler and $63 million for the deink facility and paper machine enhancements at the Franklin, Va. mill.

       In October 1994, the company filed a $150 million 'Shelf' registration, covering debt securities, with the SEC. Net proceeds from the sale of these debt securities will be used to repurchase outstanding debt obligations, to provide funds for working capital and for general corporate purposes. The ratio of long-term debt to total capital was 34.6% at September 30, 1994.

       In the second quarter of this year, Union Camp's flavor and fragrance subsidiary, Bush Boake Allen Inc. (BBA), sold to the public approximately 6.1 million shares of BBA stock (approximately 32% of BBA's outstanding shares) at an offering price of $16.00 per share. Union Camp retains approximately 68% of the 19.215 million shares outstanding after the offering. As a result of this transaction, Union Camp recognized a $34.7 million pre-tax gain.

                   PART II.  OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          No.                 Description


          11                  Statement re computation of per
                              share earnings.

          27                  Financial data schedule.


     b)   Reports on Form 8-K.

          During the third quarter of 1994, the Registrant filed a Current Report on Form 8-K dated August 17, 1994 in which it reported under Item 5 - 'Other Events'.

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



                                        UNION CAMP CORPORATION
                                   -------------------------------
                                             (Registrant)



Date:     NOVEMBER 9, 1994         /s/ Dirk R. Soutendijk
                                   -------------------------------
                                   DIRK R. SOUTENDIJK
                                   VICE PRESIDENT, GENERAL COUNSEL
                                   AND SECRETARY



Date:     NOVEMBER 9, 1994         /s/ Robert E. Moore
                                   -------------------------------
                                   ROBERT E. MOORE
                                   VICE PRESIDENT AND COMPTROLLER
                                   (Chief Accounting Officer)

                           EXHIBIT INDEX


                                                       SEQUENTIALLY
                                                        NUMBERED
NO.                      DESCRIPTION                      PAGE



11                  Statement re computation of per       14
                    share earnings

27                  Financial data schedule               15