Form 10-K
UNION CAMP CORP
filed 1995-03-30
CIK 100783

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -----------------------
                                   FORM 10-K
                            -----------------------
(Mark One)

[X] ANNUAL REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from                to

                         Commission file number 1-4001

                            -----------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(201) 628-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                  ON WHICH REGISTERED
    Common Stock, $1 par value                           New York Stock Exchange
    Preferred Stock Purchase Rights                      Pacific Stock Exchange
    8 5/8% Sinking Fund                                  New York Stock Exchange
    Debentures Due April 15, 2016                        Pacific Stock Exchange
                                                         New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      On March 3, 1995, 70,050,045 shares of Registrant's Common Stock, $1 par value, were outstanding. On March 3, 1995, the closing price per share for the Common Stock as reported on the Composite Tape for issues listed on the New York Stock Exchange was $50.00 and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $3,502,502,250.

               DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 (the "Union Camp 1994 Annual Report") are incorporated by reference in Parts I, II and IV of this Form 10-K.

      Portions of Registrant's Proxy Statement, dated March 20, 1995 (the "Union Camp 1995 Proxy Statement"), are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------




    COPIES OF THE EXHIBITS MAY BE OBTAINED BY STOCKHOLDERS UPON WRITTEN REQUEST DIRECTED TO THE SECRETARY, UNION CAMP CORPORATION, 1600 VALLEY ROAD, WAYNE, NEW JERSEY 07470, ACCOMPANIED BY A CHECK IN THE AMOUNT OF $10.00 PAYABLE TO UNION CAMP CORPORATION TO COVER PROCESSING AND MAILING COSTS. COSTS OF INDIVIDUAL EXHIBITS ARE AVAILABLE UPON REQUEST TO THE SECRETARY.

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

     Union Camp's principal business segments are the manufacture and sale of paper and paperboard, packaging products and wood products and the production and sale of chemicals, including flavors and fragrances. Information about developments during 1994 relating to Union Camp's business appears in the following portions of the Union Camp 1994 Annual Report and is incorporated by reference in this Item 1: the text under the caption "Packaging Group" on page 9 other than the introductory paragraph and page 11 other than the last paragraph; the text under the caption "Fine Paper" on page 13 and page 15 other than the last paragraph; the text under the caption "Chemical Group" on page 17 other than the introductory, the fourth and last paragraph and the last two sentences of the seventh paragraph, page 18 and page 19 other than the last two sentences of the last paragraph; the text under the caption "Forest Resources Group" on page 21 other than the introductory and last paragraphs, page 22 other than the last sentence of the first paragraph and page 23 other than the last paragraph. Information about the Company's research and development activities appears under the caption "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on page 36 of the Union Camp 1994 Annual Report and is incorporated by reference in this Item 1.

     Revenue, operating profits and other financial data for the principal business segments and for the foreign and domestic operations and the dollar amounts of export sales of Union Camp for the years ended December 31, 1994, 1993 and 1992 appear in Note 15 of Notes to Consolidated Financial Statements on page 42 of the Union Camp 1994 Annual Report and are incorporated by reference in this Item 1. The international operations of Union Camp and its subsidiaries are subject to the risks of doing business abroad, including currency fluctuations, foreign government regulation and changes in political environments.

     During 1994, Union Camp's consolidated sales and operating profit were generated primarily by domestic operations.

PAPER AND PAPERBOARD

     Union Camp's Fine Paper Division produces bleached paper and paperboard and its Kraft Paper and Board Division produces unbleached paper and paperboard. Those products are its largest contributors to profits. Union Camp's total production of bleached and unbleached paper and paperboard in 1994 was approximately 3,412,000 tons, of which about 59% was unbleached and 41% was bleached.

     The Company operates four large paper mills at Savannah, Georgia, Prattville, Alabama, Franklin, Virginia and Eastover, South Carolina. They are fully integrated in that all pulp required to support paper manufacturing is produced at the mill sites. Combined operating capacity is estimated to be approximately 3.6 million tons in 1995.

     The Savannah, Georgia mill produces unbleached kraft linerboard and paper, including saturating kraft, a specialized paper which is used by others as a backing material for decorative and industrial laminates. Unbleached kraft paper is used primarily in the manufacture of multiwall bags and unbleached kraft linerboard is used primarily in the manufacture of corrugated shipping containers (see the next section entitled "Packaging Products"). There are six operational machines at the Savannah mill. During the third quarter of 1994 the No. 6 machine at the Savannah mill experienced an outage which lasted into November.

     The two paper machines at the Prattville, Alabama unbleached kraft mill produce kraft linerboard. In 1994, the Company converted about 69% of its unbleached kraft linerboard and paper production into packaging products and sold essentially all of the rest to others for conversion into similar products.

     The Franklin, Virginia mill produces uncoated free sheet which is sold in roll and sheet form. These sales are principally to converters who use uncoated free sheet primarily to make envelopes and forms and to merchant distributors and major end users who use it in business and printing papers. The mill also produces coated and uncoated bleached bristols which are sold for a variety of end uses, such as publishing, greeting cards, book covers and file folders. There are four paper machines and two board machines at this mill. In December 1994, a fiber recycling facility began operating at the Franklin, Virginia mill. This $84 million facility was constructed as part of $146 million modernization program which also included enhancements to five of the Franklin mill's six paper machines. The fiber recycling facility removes ink from office waste paper and produces recycled pulp for the manufacture of recycled content white paper and board.

     The Eastover, South Carolina mill produces bleached uncoated free sheet which, like the Franklin product, is sold to others in roll and sheet form for the same end uses. The two-machine Eastover mill has an excess of pulp capacity which is used together with an on-site pulp dryer to produce bleached pulp for sale to others in domestic and international markets.

     In 1994, Union Camp sold about 26% of its bleached paper and paperboard production in converted or sheet form. This includes approximately 2% converted by its own plants into folding cartons, bags, and stationery.

     The four integrated mills use sulfate pulping chemistry, also referred to as the kraft process. Both hardwood and pine timber are used at all four mills. Approximately 25% of the Company's wood pulp production utilizes timber harvested from lands owned or controlled by the Company. Timber use at the Prattville and Savannah mills is supplemented with recycled waste paper acquired from others and the Company's converting plants (see the next section entitled "Packaging Products").

PACKAGING PRODUCTS

     From its mill production of paper and paperboard, Union Camp makes bags and sacks and corrugated and solid fibre containers.

     Union Camp produces multiwall and consumer bags used to package cement, insulation, feed, fertilizer, clay, pet food, chemical and mineral products and specialty bags used in packaging charcoal, produce, sugar, flour, seed, coffee, cookies, microwaveable popcorn and other miscellaneous items. Union Camp also produces low density plastic products for industrial applications including stretch packaging and plastic shipping sacks to package salt, bark, soil, insulation, resins, chemicals and food grade products. During the third quarter of 1994 Union Camp decided to exit the retail paper bag business operated by the Flexible Packaging Division at two plants in Savannah, Georgia and Richmond, Virginia. The Savannah plant was closed in December 1994 and the Richmond based business was sold as a going operation in February 1995. In September 1994 Union Camp exited the retail plastic bag business. Its Shelbyville, Kentucky plant which produced high density polyethylene plastic bags for retail customers was sold as an ongoing operation. The speciality flexible packaging plant in Asheville, North Carolina which produces extrusion coated and laminated substrates and printed labels for the composite can industry is currently under a contract of sale.

     Union Camp produces corrugated and solid fibre containers used to ship and store canned, bottled and packaged products for a wide variety of customers, including food processors and textile, furniture, chemical and automotive manufacturers. In March 1994 Union Camp acquired Fleetwood Container & Display, Inc., a Los Angeles, California based manufacturer of corrugated boxes, graphics packaging and display company which operates as part of the Container Division.

     Other packaging products include folding cartons, on which Union Camp does high quality gravure and lithographic printing, which are used for shelf packaging in retail stores.

     In addition, corrugated containers are produced by wholly-owned, consolidated subsidiaries in Spain, the Canary Islands, the Republic of Ireland and Puerto Rico. A corrugated container manufacturing plant in Chile, which is owned by a majority owned consolidated subsidiary of Union Camp, serves that country's fresh fruit exporters and the country's expanding industrial base. During 1994 Union Camp acquired a 30% interest in Zucamor S.A., Argentina's leading independent corrugated container company.

WOOD PRODUCTS

     Union Camp produces southern pine lumber, plywood and particleboard. Its wood products mills have the capacity to produce 485,000,000 board feet of lumber, 240,000,000 square feet (3/8" basis) of plywood and 100,000,000 square feet (3/4" basis) of particleboard annually. Union Camp's wood products mills produced at virtually 100% of capacity in 1994. Its wood products are used in home construction and industrial markets such as furniture, cabinets and fixtures. The wood products mills also produce significant quantities of wood chips for use in Union Camp's papermaking operations.

CHEMICAL GROUP

     The Chemical Group consists of two operating units: Chemical Products Division and Bush Boake Allen Inc.

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

     In May 1994 Bush Boake Allen Inc. completed an initial public offering of 32% of its outstanding common stock, with Union Camp continuing to be the owner of the remaining 68% of the stock.

     Bush Boake Allen Inc. is a producer of flavors (including essential oils, seasonings and spice extracts) and fragrance and aroma chemicals. The flavor products impart a desired taste and smell to a broad range of consumer products, including soft drinks, confections, dietary foods, snack foods, dairy products, pharmaceuticals and alcoholic beverages. The fragrance products are used in a wide variety of items, including fine fragrances, soaps, detergents, air fresheners, cosmetics and toiletries and related products. The flavor and fragrance compounds are sold primarily to major consumer product companies which use these products in conjunction with other natural and synthetic ingredients to make their products more appealing to consumers. The aroma chemicals produced by Bush Boake Allen are primarily used by major multinational consumer product manufacturers as fragrance raw materials or are used by Bush Boake Allen in its own fragrance compounds. Bush Boake Allen has developed a broad-based global presence with operations in 37 countries in North and South America, Europe, Asia, Australia, The Middle East and Africa.

CAPITAL EXPENDITURES

     Information about Union Camp's 1994 and estimated 1995 capital expenditures appears on pages 29 and 30 of the Union Camp 1994 Annual Report in the text under the caption "Capital Expenditures" and is incorporated by reference in this Item 1.

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

     Union Camp chemicals are sold worldwide with most sales being made to customers in the United States and European Economic Community countries. Through various overseas subsidiaries and related companies of Bush Boake Allen, Union Camp sells in the worldwide markets for flavors and fragrances and related products. Chemical products generally are sold directly to industrial users and to a lesser extent through agents and distributors. During 1994, Union Camp's chemical exports from the United States were about 6% of the total chemical sales of Union Camp and its subsidiaries. In addition, approximately 53% of such total chemical sales originated from the production facilities of subsidiaries located outside the United States.

     In 1994, Union Camp sold in the export market approximately 14% of its production of paper and paperboard.

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

TIMBER RESOURCES

     The basic raw material for Union Camp's business is timber, a renewable resource. Union Camp controls approximately 1,558,000 acres of timberlands in Georgia, Alabama, Virginia, Florida, North Carolina and South Carolina, of which approximately 1,526,000 acres are owned and the balance is held under long-term leases. In 1994, Union Camp obtained approximately 34% of its total timber requirements from its own timberlands and purchased the balance from others.

     Union Camp operates its timberlands on a sustained yield basis. As Union Camp obtains timber from natural stands of its trees, Union Camp replaces the harvested woodlands with a "plantation" reforestation program. Union Camp began reforestation on its timberlands in the mid-1950's and now has approximately 950,000 acres in plantation growth. It planted about 44,000 acres under the plantation program in 1994 and expects to plant approximately 42,000 acres in 1995. These plantation programs result in increased yield per acre. The current growing cycle for most of Union Camp's plantations averages between 22 and 25 years. Union Camp anticipates that for the foreseeable future there will be an adequate supply of timber for its operations from its own lands and other sources.

ENVIRONMENTAL PROTECTION ACTIVITIES

     Union Camp is committed to complying with applicable environmental protection control laws. Wastewater treatment facilities and/or atmospheric emission control equipment at various Union Camp locations, which currently comply with applicable restrictions, may have to be upgraded to comply with new limitations that may be imposed when federal and state permits are renewed and as regulations are promulgated implementing revisions to federal and state air and water pollution control laws.

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

     Meanwhile, Union Camp's continuing research and development efforts in water conservation methods led to the development of a new bleaching process which has important environmental advantages and, as a collateral benefit, virtually eliminates dioxin. In general terms, C-Free'tm' pulp is produced in this new bleaching process developed by Union Camp, through use of ozone as a primary bleaching agent instead of elemental chlorine, which is used in most conventional operations. This development, including related bleaching process improvements in the use of oxygen and in various extraction steps, resulted in the issuance of fourteen patents, with twenty patent applications currently pending.

     The most significant environmental achievements of this process are dramatic reductions in chlorinated organics, including dioxin and chloroform, and the ability to recycle most of the bleach plant's wastewater, which is not possible when using chlorine because of its corrosive nature. Following is a list of pollutants and a typical amount that each is reduced by the Company's new bleaching process as compared to conventional bleaching processes.

                                           APPROXIMATE
          POLLUTANT                     PERCENT REDUCTION

     Chlorinated organics                    95-99%
     Chloroform                                 99%
     Biological oxygen demand (BOD)          70-89%
     Chemical oxygen demand (COD)            70-91%
     Color                                   96-99%
     Wastewater volume                       45-86%

     These data are based on laboratory and pilot plant testing and measurements and ongoing monitoring of the commercial ozone bleaching line which has been installed at the Company's Franklin mill. The process is available for licensing by others in the industry. During 1994, three other companies obtained a license to use the Company's ozone bleaching technology.

     Union Camp invested approximately $25 million in environmental control facilities in 1994 and approximately $160 million over the past five years. The five year figure includes environmental control elements of a large modernization and expansion program completed in 1991. Over the next two years, it is estimated that environmental control expenditures will average approximately 11% of projected capital spending. Environmental control expenditures divert capital and may increase operating and financing costs. To that extent, they have an adverse impact on earnings.

     During the next several years, the cost of compliance with environmental control laws will depend upon the application of existing and new regulations and on revisions to existing statutes. Union Camp believes such costs will not adversely affect its competitive position within the paper and chemical industries since most paper and chemical companies have similar air, water and solid waste disposal concerns. To the extent the current dioxin controversy has an adverse effect on the U.S. bleached kraft pulp industries, Union Camp believes it will not be competitively disadvantaged because it believes it has lower than average dioxin production due to the extensive use of oxygen instead of chlorine bleaching at both its bleached kraft mills, and because of its discovery, introduction and commercialization of the proprietary process for producing C-Free'tm' pulp.

     In August 1992, Union Camp entered into a Consent Order with Region V of the U.S. Environmental Protection Agency (the "EPA") to conduct an investigation to ascertain existing conditions at the Company's Dover, Ohio facility under the Resource Conservation and Recovery Act. The site investigation and risk assessment report was submitted to the EPA in December 1994 and concluded that conditions at the facility pose no significant risk to human health or the environment. The Company has recently received comments from EPA including requests for a considerable amount of additional information. It is possible that the EPA may not concur with certain of the assumptions stated in the report. The ultimate findings of the site investigation and risk assessment report may not be known for some months after responding to the EPA's comments. Although the final disposition of the foregoing investigation cannot now be predicted with any degree of certainty, on the basis of the information presently available to it, Union Camp believes that it will not result in a material adverse effect on its financial condition.

EMPLOYEES

     Union Camp and its subsidiaries employ approximately 19,000 people, approximately 44% of whom are represented by 65 unions under collective bargaining agreements. Contracts involving approximately 3,400 hourly employees were negotiated during 1994 and contracts involving approximately 2,400 hourly employees are subject to renegotiation and renewal in 1995. Union Camp believes that its relationship with its employees is favorable and it has not experienced a strike at any major facility since mid-1974.

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

                            Eastover, South Carolina
                            Franklin, Virginia
                            Prattville, Alabama
                            Savannah, Georgia

Paper Finishing

    The three converting plants listed below are part of the Company's Fine Paper Division. They convert large rolls of paper produced by the division into folio sheets for commercial printers and office size sheets for home and business use. The operations of the Normal, Illinois plant are scheduled to be transferred to and consolidated with the Franklin, Virginia converting plant during the second quarter of 1995.

                            Franklin, Virginia
                            Normal, Illinois
                            Sumter, South Carolina

                      PACKAGING PRODUCTS INDUSTRY SEGMENT

Multiwall Consumer Bags


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


Ashbourne,  Republic of Ireland    Lakeland, Florida
Atlanta,  Georgia                  Lakeland, Florida
Auburn, Maine                      Las  Palmas de Gran Canaria,  Spain
Bayamon,  Puerto Rico              Morristown,  Tennessee
Chicago, Illinois                  Newtown,  Connecticut
Cleveland, Ohio                    Rancagua,  Chile
Decatur, Alabama                   Richmond,  Virginia
Denver, Colorado                   San Antonio,  Texas
Gandia, Spain                      Savannah,  Georgia
Houston, Mississippi               Spartanburg,  South Carolina
Kalamazoo, Michigan                Trenton, New Jersey
Kansas City, Missouri              Washington, Pennsylvania
Lafayette, Louisiana

Finishing

     The plants listed below use equipment that converts corrugated sheets into boxes or laminates a printed sheet of paper to one panel of a box or applies a wax coating to a finished box.

                            Conway, Arkansas
                            Eaton Park, Florida
                            Edinburg, Texas
                            Flint, Michigan
                            Los Angeles, California
                            Kansas City, Missouri
                            Statesboro, Georgia


Graphics

     The plants listed below use a process that adheres medium to a single linerboard sheet to produce singleface and then glues a printed label to the singleface. These sheets are then made into boxes at these plants.

                            Conway, Arkansas
                            Stockton, California


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

                            Clifton, New Jersey
                            Englewood, New Jersey
                            Moonachie, New Jersey

                         WOOD PRODUCTS INDUSTRY SEGMENT

Lumber

     The sawmills listed below produce wood chips, small timbers and/or dimension lumber.

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

                            Franklin, Virginia

                           CHEMICAL INDUSTRY SEGMENT


     The Chemical industry segment has two operating units, Bush Boake Allen Inc. and the Chemical Products Division.

     The facilities listed below are part of Bush Boake Allen Inc. which produces aroma chemicals, flavors, fragrances, essential oils, spices and seasonings. The process used and products produced by each facility are shown below.

LOCATION                    PRODUCTS                  PROCESS
Carrollton, Texas           Seasonings                Compounding, i.e., mixing
                                                      and blending

Chicago, Illinois           Flavors, Vanilla          Extraction and Compounding
                            Extract

Melbourne,  Australia       Flavors, fragrances       Extraction and Compounding
                            and essential oils

LOCATION                    PRODUCTS                  PROCESS

Jacksonville, Florida       Terpene derivatives       Chemical Processing
                            and aroma chemicals

Johannesburg, South         Flavors and               Compounding
  Africa                    Fragrances

Jurong, Singapore           Flavors and               Compounding
                            Fragrances

London, England             Flavors and               Compounding
                            Fragrances

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

Madras, India               Flavors and               Compounding
                            Fragrances

Norwood, New Jersey         Fragrances                Compounding

Sydney, Australia           Flavors                   Compounding

Widnes, England             Aroma chemicals           Chemical Processing

Witham, England             Flavors                   Compounding


     The chemical processing facilities listed below are part of the Chemical Products Division which produces a variety of wood- based and non-wood-based chemicals. Shown below are the principal products of each facility.

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

Dover, Ohio                   Adhesive resins, plasticizers
                              and esters

Savannah, Georgia             Tall oil derivatives, ink
                              and adhesive resins

Valdosta, Georgia             Printing ink resins


     In addition, in the Chemical industry segment, Union Camp has small consolidated subsidiary manufacturing (compounding and mixing) facilities at the following locations:

Kingston, Jamaica; Auckland, New Zealand; Istanbul, Turkey; Knislinge, Sweden; Bangkok, Thailand; LaSalle, Canada and Bogor, Indonesia. The aggregate 1994 revenue from these small facilities was approximately $23 million.

     Also see Item 1 for a discussion of Union Camp's timberland holdings used in Union Camp's Paper and Paperboard and Wood Products industry segments.

ITEM 3.  LEGAL PROCEEDINGS

     In addition to the proceeding described below, the Company is also a party to other legal proceeding incidental to its business. Although the final outcome of any legal proceeding is subject to many variables and cannot be predicted with any degree of certainty, the Company presently believes there are no pending legal proceedings to which Union Camp or any of its subsidiaries is a party which will have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries taken as a whole.

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

     In September, 1993, a Company facility in Jacksonville, Florida received a Notice of Violation (the "NOV") from the EPA alleging violation of the EPA's rules governing the burning of a hazardous waste in boilers (the Boiler and Industrial Furnace Rules or "BIF Rules") in connection with the burning by this Jacksonville facility of various turpentine fractions as fuels. In response to the NOV, the Company met with the EPA in November, 1993 to support the facility's position that burning turpentine fractions is not covered by the BIF Rules because the materials burned are not wastes, but historically have been sold as products or burned as fuel when the product's fuel value exceeded its market value. By letter dated February 21, 1995, the EPA advised the Company that it concurs with the Company's view that the turpentine fractions are product fuels and not waste-derived fuels. As such, the EPA agrees that this practice does not violate the BIF Rules.

     In April 1994, the company's facility in Savannah Georgia received a Notice of Violation and Opportunity to Show Cause ("NOV") from the EPA alleging violations of the EPA's rules governing the treatment of hazardous waste. The allegations involve the applicability of these regulations to the removal of granular impurities from the pulping liquor manufacturing process at the Savannah facility. The Company met with EPA shortly after the NOV was received to support the Company's position that the removal of the granular materials is not covered by the EPA's rules governing the handling of hazardous waste. The Company has not received a response from the EPA to date. While the EPA has not instituted any enforcement action and has not sought penalties in connection with the NOV, there can be no assurance that it will not ultimately do so.

     The Company remains a defendant in approximately 89 suits filed in federal court in Alabama between October 1990 and January 1992 in which construction workers allege they were exposed to asbestos while performing work at various plant sites throughout Alabama and elsewhere. The many defendants named in each of these suits include owners of the premises where the work was being done, asbestos manufacturers whose equipment was being installed, distributors of asbestos containing products, insurance companies, and a safety equipment manufacturer. Union Camp is included in the premises owner category of defendants. These suits are presently under the jurisdiction of the U.S. District Court for the Eastern District of Pennsylvania and are part of a consolidated proceeding, styled In Re: Asbestos Products Liability Litigation (No. VI), Civil Action No. MDL 875, involving all asbestos cases that are pending in federal courts nationwide.

     Union Camp was named as a defendant in two law suits brought in Texas state court during the third quarter of 1992 and as a defendant in a third lawsuit brought in Texas state court during the fourth quarter of 1993; approximately 4,400 plaintiffs are currently parties to these law suits. The plaintiffs are, for the most part, construction workers resident in Alabama who allege they sustained personal injuries as a result of exposure to asbestos while performing work at various plant sites in Alabama. Approximately 140 of these plaintiffs claim to have worked on the Company's premises as employees of independent contractors at the Company's Prattville, Alabama mill. These cases are similar to the 89 cases in the paragraph immediately above. Approximately 50 defendants have been named in the cases in Texas. They include asbestos manufacturers, distributors of asbestos-containing products, insurance companies, a manufacturer of safety equipment, parties who allegedly misrepresented the dangers of asbestos exposure, and the owners of the premises where the plaintiffs allege they were working when they were exposed to asbestos. Union Camp is included in the premises owner category of defendants. The amounts of damages sought is unspecified.

     During the third quarter of 1994 the Company orally agreed in principle with attorneys representing virtually all the plaintiffs to settle the cases pending in Texas for an amount which is not material to the Company. The settlement would also include the dismissal of most of the 89 cases originally filed in federal court in Alabama which are currently part of the Multi-District Litigation in the federal court in Philadelphia. However, settlement agreements have not been finalized at this time.

     In the first quarter of 1995 the Company was named as one of approximately 60 defendants in a lawsuit filed, but not yet served, by the same attorneys in Texas state court on behalf of over 2,000 additional plaintiffs who, like those in the earlier cases, allege that they were exposed to asbestos while performing work at various plant sites in Alabama.

     The Company does not believe that these pending legal proceedings in Alabama and Texas are material. An estimate of potential liability cannot be made at this time.

     In its Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, the Company previously reported that a subsidiary of the Company was added as a defendant in approximately 7,000 asbestos-related cases which had been pending in Mississippi state court for several years. During the third quarter of 1991, this subsidiary was named as a defendant in additional asbestos-related consolidated actions so that the total number of such cases was over 7,000. During the second quarter of 1992, the subsidiary was named in additional similar consolidated actions so that it was a defendant in excess of 10,000 such cases. The subsidiary was named in these cases because it allegedly was part of the chain of distribution of asbestos-containing products to facilities where the plaintiffs worked. The period of alleged exposure is 1930 through the present. The subsidiary did not manufacture asbestos or asbestos-containing products. Approximately 80 defendants have been named in each of these suits, including asbestos manufacturers, distributors, an insurance company and a manufacturer of safety equipment.

     In March 1993, the Company's subsidiary reached agreement to settle approximately 10,500 of these cases, with the settlement being funded by the Company's insurance carrier. This subsidiary is a defendant in approximately 7,000 cases, of which approximately 5,000 were filed subsequent to the settlement.

     An estimate of potential liability cannot be made at this time. However, the Company does not believe that these pending legal proceedings are material to it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF UNION CAMP

     The executive officers of Union Camp as of March 1, 1995 were as follows:

NAME                     AGE         POSITION & OFFICES  WITH  UNION CAMP
W. Craig  McClelland......60         Chairman of the Board  and Chief
                                     Executive Officer; Director

Jerry H. Ballengee........57         President and Chief Operating
                                     Officer; Director

James M. Reed.............62         Vice Chairman of the  Board and
                                     Chief Financial Officer; Director

William H. Trice..........61         Executive Vice President

Russell W. Boekenheide....64         Senior Vice President

Charles H. Greiner, Jr....47         Senior Vice President

John T. Heald, Jr.........49         Senior Vice President

Robert E. Moore...........60         Vice President and Comptroller

Dirk R. Soutendijk........56         Vice President, General Counsel
                                     and Secretary

Donald W. Barney..........54         Vice President and Treasurer


     The Company's Articles of Incorporation provide that the Board of Directors shall be divided into three classes, as nearly equal in size as possible. Each year the directors of one class are elected to serve terms of three years.
Executive officers are elected for one year and until their successors are elected. There are no family relationships among directors and executive officers.

     All of the executive officers listed above have held their present positions with Union Camp for the past five years, except as follows.

     Mr. McClelland became Chairman of the Board and Chief Executive Officer in July 1994. Previously, he had been President and Chief Operating Officer since December 1989. He was an Executive Vice President from November 1988 to December 1989.

     Mr. Ballengee became President and Chief Operating Officer in July 1994. Previously, he was an Executive Vice President since November 1988.

     Mr. Reed was named Vice Chairman of the Board and Chief Financial Officer in April 1993. Previously, he had been an Executive Vice President and Chief Financial Officer.

     Mr. Greiner became Senior Vice President and General Manager, Fine Paper Division in December 1993. He had been a Vice President and General Manager of the Fine Paper Division since April 1991. Prior to that, he was General Manager of Fine Paper Division Sales and Marketing.

     Mr. Heald became Senior Vice President - Converting Group in June 1993. Prior to that, he had been a Vice President and General Manager of the Container Division since November 1988.

     Mr.  Barney  became  Vice   President  and  Treasurer  in  December   1992.
Previously, he was the Treasurer since November 1988.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     Information  in response to the disclosure  requirements  specified by this
Item 5 appears under the captions and on the pages of the Union Camp 1994 Annual Report indicated below and is incorporated by reference in this Item 5.

                                                  ANNUAL
                               ANNUAL REPORT      REPORT
   REQUIRED INFORMATION           CAPTION          PAGE

Principal markets for        Financial Review-      31
Common Stock; high and low   Quarterly
sales prices                 Information

Dividends per share          Financial Review-      31
declared                     Quarterly
                             Information

Approximate number of        Financial Review-      31
shareholders of              Quarterly
recordDecember 31, 1994      Information

ITEM 6. SELECTED FINANCIAL DATA

     Information  in response to the disclosure  requirements  specified by this
Item 6 appears on pages 44 and 45 of the Union Camp 1994 Annual Report and is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Information  in response to the disclosure  requirements  specified by this
Item 7 appears in the text under the caption "Financial Review" on pages 26 to 30 of the Union Camp 1994 Annual Report and in incorporated by reference in this
Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information  in response to the disclosure  requirements  specified by this
Item 8 appears on pages 33 to 42 of the Union Camp 1994 Annual Report and is incorporated by reference in this Item 8.

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS WITH  ACCOUNTANTS  ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information  in response to the disclosure  requirements  specified by this
Item 10, with respect to (i) the directors of Union Camp, appears under the caption "Proposal 1--Election of Directors" on pages 1 to 6 of the Union Camp 1995 Proxy Statement, (ii) the executive officers of Union Camp, appears under the caption "Executive Officers of Union Camp" in Part I of this Annual Report on Form 10-K and (iii) Section 16(a) of the Securities Exchange Act of 1934, as amended, appears under the caption "Section 16(a) Reporting" on page 19 of the Union Camp 1995 Proxy Statement. Such information is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

     Information  in response to the disclosure  requirements  specified by this
Item 11 appears under the captions "Board of Directors and Committees", "Executive Compensation", "Retirement Plans" and "Severance Arrangements" on pages 6 to 7, 9 to 12, 17 to 18, and 18 respectively, of the Union Camp 1995 Proxy Statement. Such information is incorporated by reference in this Item 11.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
         MANAGEMENT

     Information  in response to the disclosure  requirements  specified by this
Item 12 appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management as of December 31, 1994" on page 8 and 9 of the Union Camp 1995 Proxy Statement and is incorporated by reference in this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information  in response to the disclosure  requirements  specified by this
Item 13 appears in the second footnote under the caption "Proposal 1--Election of Directors" on page 6 of the Union Camp 1995 Proxy Statement and is incorporated by reference in this Item 13.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND  REPORTS
         ON FORM 8-K

     (a)(1) Index of financial statements

     The following financial statements are included at the indicated page in the Union Camp 1994 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                                                    PAGE

     Consolidated Income for the years ended
     December 31, 1994, 1993 and 1992 .............. 33

     Consolidated Balance Sheet--December 31,
     1994 and 1993 ................................. 34

     Consolidated Statement of Cash Flows for
     the years ended December 31, 1994,
     1993 and 1992 ................................. 35

     Notes to Consolidated Financial Statements.. 36-42

     Report of Independent Accountants ............. 32

     (2) The following schedules, for the three years ended December 31, 1994, to the Financial Statements are included beginning at the indicated page in this Annual Report on Form 10-K:

                                                       PAGE
     Report of Independent Accountants on
     Financial Statement Schedule...................... 31

     Schedule VIII--Valuation and Qualifying Accounts.. 32

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

10.1 Copy of Union Camp's 1982 Stock Option Plan, as amended November 29, 1988 (filed as Exhibit 10(b) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).*

10.2 Copy of Union Camp's 1989 Stock Option and Stock Award Plan, as amended November 30, 1993 (filed as Exhibit 10.2 to Union Camp's Annual Report on Form

          10-K for the year ended December 31, 1993 and incorporated herein by reference).*

10.3 Copy of Union Camp's Executive Annual Incentive Plan (filed as Exhibit 10(c) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).*

10.4      Copy of Union Camp's Policy Group  Long-Term  Incentive Plan (filed as
          Exhibit 19(b) to Union Camp's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference).*

10.5 Copy of Union Camp's Directors' Fees Deferral Plan (filed as Exhibit 10(d) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1982 and incorporated herein by reference).*

10.6 Copy of Union Camp's Retirement Plan for Outside Directors as amended November 26, 1991 (filed as Exhibit 10(g) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).*

10.7 Copy of form of Severance Agreement between Union Camp and certain executive officers of Union Camp (filed as Exhibit 10(g) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference), as amended by Amendment No. 1 to Severance Agreement (filed as Exhibit 19 to Union Camp's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1990 and incorporated herein by reference); as further amended by Amendment No. 2 to Severance Agreement (filed as Exhibit No. 19(a) to Union Camp's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1991 and incorporated herein by reference).*

10.8      Copy  of  Union  Camp's  Stock   Compensation  Plan  for  Non-Employee
          Directors as amended January 31, 1995.*

10.9 Copy of Agreement between Union Camp and James M. Reed dated May 14, 1991 (filed as Exhibit 19(c) to Union Camp's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1991 and incorporated herein by reference).*

10.10 Copy of Union Camp Corporation Supplemental Retirement Income Plan for Executive Officers as amended and restated April 26, 1994 (filed as
          Exhibit 10.1 to Union Camp's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 and incorporated herein by reference).*

10.11 Description of post-retirement office arrangements between Union Camp Corporation and Raymond E. Cartledge (filed as Exhibit 10.2 to Union Camp's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).*

11        Statement re computation of per share earnings.

13 The portion of Union Camp Corporation's 1994 Annual Report to security holders which is incorporated by reference into this filing.

21        List of subsidiaries of Union Camp.

23        Consent of Independent Accountants.

27        Financial Data Schedule.

          *Denotes a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

          (b) Reports on Form 8-K.

     No Current Report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1994.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE TOWNSHIP OF WAYNE, AND STATE OF NEW JERSEY, ON THE 30TH DAY OF MARCH, 1995.

                             UNION CAMP CORPORATION


                         By   /S/ W. Craig McClelland

                            ---------------------------
                              (W. CRAIG MCCLELLAND)
                              Chairman of the Board and
                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated below on March 30, 1995.

          SIGNATURE                          TITLE

/S/ W. Craig McClelland           Chairman of The Board and
---------------------------       Chief Executive Officer and
   (W. Craig McClelland)          Director (Principal Executive
                                  Officer)

/S/ Jerry H. Ballangee            President and Chief Operating
---------------------------       Officer and Director
   (Jerry H. Ballengee)

/S/ James M. Reed.                Vice Chairman of the Board,
---------------------------       Chief Financial Officer and
   (James M. Reed)                Director (Principal Financial
                                  Officer)


/S/ Robert E. Moore               Vice President and Comptroller
---------------------------       (Principal Accounting Officer)
   (Robert E. Moore)

         SIGNATURE                           TITLE



---------------------------            Director
   (George D. Busbee)

/S/ Raymond E. Cartledge               Director
---------------------------
   (Raymond E. Cartledge)

/S/ Sir Colin Corness                  Director
---------------------------
   (Sir Colin Corness)

/S/ Robert D. Kennedy                  Director
---------------------------
   (Robert D. Kennedy)

/S/ Gary E. MacDougal                  Director
---------------------------
   (Gary E. MacDougal)

/S/ Ann D. McLaughlin                  Director
---------------------------
   (Ann D. McLaughlin)

/S/ James T. Mills                     Director
---------------------------
   (James T. Mills)

/S/ George J. Sella, Jr.               Director
---------------------------
   (George J. Sella, Jr.)

/S/ Ted D. Simmons                     Director
---------------------------
   (Ted D. Simmons)

                              Price Waterhouse LLP
                              4 Headquarters Plaza North
                              P.O. Box 1965
                              Morristown, NJ  07962-1965
                              Telephone (201) 540-6980



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To The Board of Directors
of Union Camp Corporation

Our audits of the consolidated financial statements referred to in our report dated February 7, 1995 appearing on page 32 of the 1994 Annual Report to Stockholders of Union Camp Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10- K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/S/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Morristown, New Jersey
February 7, 1995

                                                                   SCHEDULE VIII

              UNION CAMP CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended December 31, 1994, 1993 and 1992
                             (thousands of dollars)

           Column A                                           Column B                Column C               Column D      Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Additions
                                                                              -----------------------
                                                                               Charged
                                                              Balance at      Charged to    (Credited)      Deductions    Balance at
                                                              Beginning       Costs and      to Other           from         End
          Description                                          of Year       Expenses(1)    Accounts(2)     Reserves(3)    of Year
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994:
    Reserves deducted from assets
     to which they apply:
       Reserve for doubtful accounts .................         $12,702          $5,489          $121           $4,317      $13,995
       Reserve for discounts and
        allowances ...................................           1,924             600             -               -         2,524
                                                               -------          ------          ----           ------      -------
           Total .....................................         $14,626          $6,089          $121           $4,317      $16,519
                                                               =======          ======          ====           ======      =======

YEAR ENDED DECEMBER 31, 1993:
    Reserves deducted from assets
     to which they apply:
       Reserve for doubtful accounts .................         $12,643          $4,235         $(359)          $3,817      $12,702
       Reserve for discounts and
        allowances ...................................           1,924              -              -               -         1,924
                                                               -------          ------          ----           ------      -------
           Total .....................................         $14,567          $4,235         $(359)          $3,817      $14,626
                                                               =======          ======          ====           ======      =======

YEAR ENDED DECEMBER 31, 1992:
    Reserves deducted from assets
     to which they apply:
       Reserve for doubtful accounts .................         $10,841          $5,101         $(362)          $2,937      $12,643
       Reserve for discounts and
        allowances ...................................           2,125            (201)            -               -         1,924
                                                               -------          ------          ----           ------      -------
           Total .....................................         $12,966          $4,900         $(362)          $2,937      $14,567
                                                               =======          ======          ====           ======      =======



NOTES:
    (1) Discounts and allowances are charged to income as incurred and not to the reserve. The reserve is adjusted at the end of each period, by a charge or credit to income, for the estimated discounts and allowances applicable to the accounts receivable then outstanding.
    (2)  Foreign currency translation adjustments.
    (3)  Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX



                                                 SEQUENTIALLY
                                                   NUMBERED
NO.                 DESCRIPTION                      PAGE

3.1       Copy of Articles  of  Incorporation  of
          Union Camp,  as amended May 4,
          1990 (incorporated herein by reference).

3.2       Copy of By-Laws of Union Camp, as
          amended April 27, 1993 (incorporated
          herein by reference).

10.1      Copy of Union Camp's 1982 Stock
          Option Plan,  as amended  November 29,
          1988(incorporated herein by reference).

10.2      Copy of Union Camp's 1989 Stock
          Option Award Plan, as amended November
          30, 1993(incorporated herein by reference).

10.3      Copy of Union Camp's Executive
          Annual Incentive Plan (incorporated
          herein by reference).

10.4      Copy of Union Camp's Policy Group
          Long-Term Incentive Plan (incorporated
          herein by reference).

10.5      Copy of Union Camp's Directors' Fees
          Deferral Plan (incorporated herein
          by reference).

10.6      Copy of Union Camp's  Retirement Plan
          for Outside Directors as amended
          November 26, 1991 (incorporated herein
          by reference).

10.7      Copy of form of Severance Agreement
          between Union Camp and certain executive officers of Union Camp (incorporated

                                                 SEQUENTIALLY
                                                   NUMBERED
NO.                 DESCRIPTION                      PAGE

          herein by reference), as amended by
          Amendment No. 1 to Severance Agreement
          (incorporated herein by reference);
          as further amended by Amendment No. 2
          to Severance Agreement (incorporated
          herein by reference).

10.8      Copy of Union Camp's Stock Compensation      37
          Plan for Non-Employee Directors as
          amended January 31, 1995.

10.9      Copy of Agreement between Union Camp and
          James M. Reed dated May 14, 1991
          (incorporated herein by reference).

10.10     Copy of Union Camp Corporation
          Supplemental Retirement Income Plan
          for Executive Officers as amended and
          restated April 26, 1994 (incorporated
          herein by reference).

10.11     Description of post-retirement office
          arrangements between Union Camp
          Corporation and Raymond E. Cartledge
          (incorporated herein by reference).

11        Statement re computation of per share        40
          earnings.

13        The portion of Union Camp Corporation's      41
          1994 Annual Report to security holders
          which is incorporated by reference into
          this filing.

21        List of subsidiaries of Union Camp.          91

23        Consent of Independent Accountants.          93

27        Financial Data Schedule.                     94


                            STATEMENT OF DIFFERENCES

         The registered trademark symbol shall be expressed as....'tm'