Form 10-Q
period 1995-03-31
UNION CAMP CORP
filed 1995-05-12
CIK 100783

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1995
                                    -------------

                                 OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to ________________



                    Commission file Number 1-4001


                         UNION CAMP CORPORATION
- ---------------------------------------------------------------
       (Exact Name of Registrant as Specified in Its Charter)


          VIRGINIA                           13-5652423
- ---------------------------------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)             Identification No.)


1600 VALLEY ROAD, WAYNE, NEW JERSEY                 07470
- ---------------------------------------------------------------
(Address of Principal Executive Offices)         (Zip Code)

                            (201) 628-2000
- ---------------------------------------------------------------
         (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES     X       NO
                                  ------        ------

70,055,230 shares of Registrant's Common Stock, Par Value $1 Per
Share, were outstanding as of the close of business on March 31, 1995.

                      UNION CAMP CORPORATION



                              INDEX

                                                               Page
Part I.        FINANCIAL INFORMATION*


               Item 1.   Financial Statements.                   2

               Item 2.   Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations.              6





Part II.       OTHER INFORMATION

               Item 4.   Submission of Matters to a Vote of      8
                         Security-Holders

               Item 6.   Exhibits and Reports on Form 8-K        8

               -------------------------------------

*A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 31, 1994 which has previously been filed with the Commission.

                                PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                  ------------------
                                               1995              1994
                                               ----              ----

NET SALES                                $  1,021,146        $  790,106

Costs and other charges:
   Cost of products sold                      662,829           611,972
   Selling and administrative expenses         90,634            74,294
   Depreciation and cost of timber
    harvested                                  66,364            62,540
                                            ---------          --------


      Income from operations                  201,319            41,300
                                            ---------           -------

Gross interest expense                         32,935            32,022
   Less capitalized interest                   (5,078)           (4,530)
Other (income) expense -net                     1,015            (3,777)
                                            ---------          --------

      Income before income taxes,
       minority interest and accounting
       change                                 172,447            17,585
                                            ---------          --------

Income taxes:
   Current                                     44,401            (1,003)
   Deferred                                    20,340             6,807
                                            ---------          --------
      Total income taxes                       64,741             5,804
                                            ---------          --------

Minority interest (net of tax)                 (2,699)             (513)

Effect of change in accounting standard
 (net of tax)                                       -            (3,716)
                                            ---------          --------
      NET INCOME                         $    105,007        $    7,552
                                            ---------          --------
                                            ---------          --------

Earnings per share:
     Before change in accounting standard       $1.50             $0.16
     After change in accounting standard        $1.50             $0.11

Dividends per share                             $0.39             $0.39

Earnings per share are computed on the basis of the average number of common shares outstanding:

          1995:  70,036,504     1994:   69,903,091

See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                          MARCH 31,        DECEMBER 31,
                                            1995              1994
                                      -------------    ----------------
ASSETS

Cash and cash equivalents            $     36,547      $     13,256

Receivables-net                           539,800           469,584

Inventories at lower of cost or
 market:
  Finished goods                          202,008           197,086
  Raw materials                           106,342            98,884
  Supplies                                117,278           117,839
                                      -----------      ------------
     Total inventories                    425,628           413,809
                                      -----------      ------------

Assets held for resale                     20,582            20,916

Other                                      36,398            33,568
                                      -----------      ------------
     Total current assets               1,058,955           951,133
                                      -----------      ------------
Plant and equipment, at cost            6,163,051         6,175,539
  Less:  accumulated depreciation       2,747,289         2,745,017
                                      -----------      ------------
                                        3,415,762         3,430,522
Timberlands, less cost of timber
 harvested                                256,178           254,458
                                      -----------      ------------
     Total property                     3,671,940         3,684,980
                                      -----------      ------------

Other assets                              138,396           140,465
                                      -----------      ------------
     Total Assets                    $  4,869,291      $  4,776,578
                                      -----------      ------------
                                      -----------      ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                  $    881,461      $    883,924

Long-term debt                          1,240,063         1,252,249

Deferred income taxes                     624,128           605,643

Other liabilities and minority
 interest                                 203,950           198,441

Stockholders' equity (Shares
 outstanding 1995: 70,055,230;
 1994:  70,011,944)                     1,919,689         1,836,321
                                      -----------      ------------
     Total Liabilities and
      Stockholders' Equity           $  4,869,291      $  4,776,578
                                      -----------      ------------
                                      -----------      ------------

  See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ In thousands)

                                          THREE MONTHS ENDED
                                                MARCH 31,
                                          -----------------
                                           1995          1994
                                           -----         ----
Cash Provided by Operations:
  Net income                             $105,007      $  7,552
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and
      cost of company timber harvested     70,443        66,814
     Deferred income taxes                 20,340         6,807
     Other                                  2,725         2,710

     Changes in operational assets and
      liabilities:
       Receivables                        (65,964)      (17,101)
       Inventories                        (12,709)        8,817
       Other assets                        (1,380)         (213)
       Accounts payable, taxes and other
        liabilities                        11,594       (59,803)
                                         --------      --------
         Cash (Used For) Provided By
          Operations                      130,056        15,583
                                         --------      --------
Cash (Used For) Provided By Investment
 Activities:
  Capital expenditures                    (61,690)      (56,567)
  Proceeds from sale of businesses         11,083             -
  Other                                    (9,786)      (16,734)
                                         --------      --------
                                          (60,393)      (73,301)
                                         --------      --------

Cash (Used For) Provided By Financing
 Activities:
  Change in short-term notes payable       (3,771)       44,783
  Repayments of long-term debt            (15,460)      (49,727)
  Proceeds from issuance of long-term
   debt                                         -        57,126
  Dividends paid                          (27,320)      (27,267)
                                         --------      --------
                                          (46,551)       24,915
                                         --------      --------
Effect of exchange rate changes on cash       179           (33)
                                         --------      --------

Increase (decrease) in cash and cash
 equivalents                               23,291       (32,836)

Balance at beginning of year               13,256        38,287
                                         --------      --------

Balance at end of period                 $ 36,547      $  5,451
                                         --------      --------
                                         --------      --------

Supplemental cash flow information:
 Cash paid during the period for:
    Interest (net of amount capitalized)  $34,666       $33,979
    Income taxes                          $14,550        $4,608


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature, except as described in Note 2.

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


Note 3. "Assets Held For Resale" remained relatively unchanged for the quarter. The assets of the company's Asheville flexible packaging plant were reclassified to "Assets Held For Resale" at March 31, 1995. Offsetting this increase was the sale of certain assets previously classified in "Assets Held For Resale".


Note 4. Included in "Current Liabilities" are $332 million and $340 million of commercial paper borrowings at March 31, 1995 and year-end 1994, respectively.


Note 5. Included in "Other Liabilities and Minority Interest" for March 31, 1995 and year-end 1994 are $61.9 million and $59.7 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.


Note 6.  Prior  periods  have  been   reclassified  to  conform  with  the  1995
         presentation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS





Net income for the first quarter of 1995 was $105.0 million or $1.50 per share, compared to $7.6 million or $.11 per share for the comparable period of last year. Significant price recovery in both the domestic and export paper product markets coupled with increased volume were primarily responsible for the first quarter's record earnings level. Last year's first quarter included a charge of $.05 per share relating to the adoption of the new accounting standard (SFAS No.
112).

Overall demand for the company's paper products was very strong in both domestic and export markets during the first quarter. Net sales for the quarter were $1.0 billion, 29% above last year's first quarter. Total paper product shipments for the first quarter were 910,000 tons, a 7% gain over last year's comparable quarter.

Operating income for the paper and paperboard segment was $165.8 million, compared to $9.2 million for the first quarter of last year. The primary factor for the significant earnings improvement was higher selling prices for the company's major paper products. For the quarter, prices for average linerboard and uncoated business papers were up 66% and 50%, respectively. Improvement occurred equally in both the domestic and export paper product markets. In addition, capacity improvements at the Savannah mill were a primary factor in a 27% gain in linerboard shipments over last year's first quarter. First quarter shipments of uncoated business papers were up 6% over last year.

First quarter 1995 operating income for the packaging segment was $21.0 million, more than double the $10.4 million reported for last year's comparable quarter. Corrugated container operations were the primary contributors to this earnings improvement, with average selling prices increasing 31% and customer shipments up 8% over the first quarter of last year. First quarter earnings from the company's overseas container operations improved 31% over last year's comparable quarter. These improvements reflect more favorable market conditions for the company's domestic and export corrugated container products. Earnings from the company's flexible packaging operations improved 46% over last year's first quarter, primarily the result of overall cost reductions realized from the closures of its retail bag operations in 1994.

The company's non-paper businesses continue to report excellent results. Chemical segment earnings increased 9% over last year's first quarter, reflecting strong results in both the Bush Boake Allen flavor and fragrance operations and the tall-oil-based chemical business. Operating income for the wood products segment was $15.5 million, a 25% decrease from last year's first quarter. Despite a strong demand for the company's lumber, plywood and particleboard products, profit margins slipped due to higher raw material costs.

Depreciation expense for the first quarter was $64.9 million, a 6% increase over last year's comparable quarter. This reflects the start-up of a deinking (fiber recycling) plant at the Franklin mill in late 1994.

The increase in the deferred tax liability is primarily attributable to a utilization of the `alternative minimum tax' credit and accelerated tax depreciation.

Net working capital was $177.5 million at March 31, 1995, compared to $67.2 million at year-end 1994. The increase in working capital was primarily attributable to a higher level of trade receivables at the end of the first quarter.

Cash flow from operations for the first quarter of 1995 was $130.1 million, compared to $15.6 million for last year's first quarter, due primarily to increased earnings. Capital expenditures totaled $61.7 million, compared to $56.6 million last year. Total debt was reduced $19 million during the quarter, compared to an increase of $52 million in last year's first quarter. The ratio of long-term debt to total capital was 32.8% at March 31, 1995, compared to 35% at March 31, 1994.

The company's Board of Directors recently approved a 5% increase in the quarterly dividend rate to $.41 per share, effective with the second quarter of this year.

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security-Holders.

          The Company's annual meeting of its stockholders was held on April 25, 1995.

          At the annual meeting the Company's stockholders voted on two proposals: (1) the election of four nominees to serve as directors for three year terms; and (2) the ratification of the appointment of Price Waterhouse as independent accountants for the year 1995. The voting of the Company's stockholders as to these matters was as follows:

          1.   Election of Directors

                                                        Votes
               Nominees                  Votes For      Withheld
               --------                  ----------     ---------
               Jerry H. Ballengee        61,137,980       904,466
               Ann D. McLaughlin         60,954,680     1,087,766
               George J. Sella, Jr.      61,088,162       954,284
               Ted D. Simmons            61,127,431       915,015


          2.   Ratification of Appointment of Accountants

                                          Votes
                    Votes For            Withheld       Abstentions
                    ----------           --------       -----------
                    61,828,020            69,226          145,200


Item 6.   Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          No.                 Description
          ---                 -----------

          11                  Statement re computation of per
                              share earnings.

          27                  Financial data schedule.


     b)   Reports on Form 8-K.

          No Current Report on Form 8-K was filed by the Registrant during the first quarter of 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          UNION CAMP CORPORATION
                                                          ----------------------
                                                                (Registrant)



Date:     MAY 12, 1995             /s/ Dirk R. Soutendijk
          ------------             -------------------------------
                                   DIRK R. SOUTENDIJK
                                   VICE PRESIDENT, GENERAL COUNSEL
                                   AND SECRETARY



Date:     MAY 12, 1995             /s/ Robert E. Moore
          ------------             ------------------------------
                                   ROBERT E. MOORE
                                   VICE PRESIDENT AND COMPTROLLER
                                   (Chief Accounting Officer)

                                 EXHIBIT INDEX


                                                      SEQUENTIALLY
                                                        NUMBERED
NO.                      DESCRIPTION                      PAGE
11                  Statement re computation of per       12
                    share earnings

27                  Financial data schedule               13
