Form 10-Q
period 1995-06-30
UNION CAMP CORP
filed 1995-08-10
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________


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

                              YES     X       NO _________

70,142,266 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on June 30, 1995.

                             UNION CAMP CORPORATION



                                     INDEX

                                                           Page
                                                           ----
Part I.        FINANCIAL INFORMATION*


               Item 1.   Financial Statements.               2

               Item 2.   Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations.          7







Part II.       OTHER INFORMATION


               Item 1.   Legal Proceedings                   9

               Item 6.   Exhibits and Reports on Form 8-K   11


                             ----------------

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

                         PART I. FINANCIAL INFORMATION

Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)

                                                           QUARTER ENDED                    SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                   -----------------------------   ------------------------------
                                                        1995            1994             1995            1994
                                                   -------------  --------------   --------------  --------------
Net Sales                                          $  1,109,295   $     827,217    $   2,130,441   $   1,617,323

Costs and other charges:
   Cost of products sold                                693,129         635,131        1,355,958       1,247,103
   Selling and administrative expenses                   98,634          79,270          189,268         153,564
   Depreciation and cost of timber harvested             68,487          62,006          134,851         124,546
   Other operating charge                                     -          13,958                -          13,958
                                                   -------------  --------------   --------------  --------------

      Income from operations                            249,045          36,852          450,364          78,152
                                                   -------------  --------------   --------------  --------------

Gross interest expense                                   31,905          32,405           64,840          64,427
   Less capitalized interest                             (2,153)         (5,207)          (7,231)         (9,737)
Gain on sale of minority interest                             -         (34,698)               -         (34,698)
Other (income) expense - net                              2,514             692            3,529          (3,085)
                                                   -------------  --------------   --------------  --------------

      Income before income taxes, minority
         interest and accounting change                 216,779          43,660          389,226          61,245
                                                   -------------  --------------   --------------  --------------

Income taxes:
   Current                                               53,004          (1,664)          97,405          (2,667)
   Deferred                                              27,521          17,684           47,861          24,491
                                                   -------------  --------------   --------------  --------------
   Total income taxes                                    80,525          16,020          145,266          21,824
                                                   -------------  --------------   --------------  --------------

Minority interest (net of tax)                           (3,103)         (1,734)          (5,802)         (2,247)

Effect of change in accounting standard
   (net of tax)                                               -               -                -          (3,716)
                                                   -------------  --------------   --------------  --------------

      Net Income                                   $    133,151   $      25,906    $     238,158   $      33,458
                                                   -------------  --------------   --------------  --------------
                                                   -------------  --------------   --------------  --------------
Earnings per share:
     Before change in accounting standard                 $1.90           $0.37            $3.40           $0.53
     After change in accounting standard                  $1.90           $0.37            $3.40           $0.48

Dividends per share                                       $0.41           $0.39            $0.80           $0.78

Earnings per share are computed on the basis of the average number of common shares outstanding:

                                         1995            1994
                                         ----            ----
          Quarter Ended June 30,     70,074,370        69,935,085

          Six Months Ended June 30,  70,055,541        69,919,177

See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                   JUNE 30,         DECEMBER 31,
                                                     1995               1994
                                                --------------    --------------
ASSETS

Cash and cash equivalents                      $       34,792     $       13,256

Receivables-net                                       566,379            469,584

Inventories at lower of cost or market:
  Finished goods                                      222,505            197,086
  Raw materials                                       108,689             98,884
  Supplies                                            116,797            117,839
                                                --------------    --------------
     Total inventories                                447,991            413,809
                                                --------------    --------------

Assets held for resale                                  1,796             20,916

Other                                                  45,633             33,568
                                                --------------    --------------

     Total current assets                           1,096,591            951,133
                                                --------------    --------------

Plant and equipment, at cost                        6,203,562          6,175,539
  Less:  accumulated depreciation                   2,812,721          2,745,017
                                                --------------    --------------
                                                    3,390,841          3,430,522
Timberlands, less cost of timber harvested            258,379            254,458
                                                --------------    --------------
     Total property                                 3,649,220          3,684,980
                                                --------------    --------------

Other assets                                          128,407            140,465
                                                --------------    --------------

     Total Assets                              $    4,874,218     $    4,776,578
                                                --------------    --------------
                                                --------------    --------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                            $      751,497     $      883,924

Long-term debt                                      1,229,764          1,252,249

Deferred income taxes                                 651,717            605,643

Other liabilities and minority interest               209,220            198,441

Stockholders' equity (Shares outstanding
   1995:  70,142,266;  1994:  70,011,944)           2,032,020          1,836,321
                                                --------------    --------------

   Total Liabilities and Stockholders' Equity  $    4,874,218     $    4,776,578
                                                --------------    --------------
                                                --------------    --------------


  See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                    ----------------------------
                                                       1995              1994
                                                    -----------       ----------
Cash Provided by Operations:
  Net income                                        $  238,158        $  33,458
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                 142,982          133,159
     Deferred income taxes                              47,861           24,491
     Asset write-down                                        -           13,958
     Gain on sale of minority interest                       -          (34,698)
     Other                                               2,474            4,550

     Changes in operational assets and liabilities:
       Receivables                                     (95,629)         (35,434)
       Inventories                                     (33,618)          34,503
       Other assets                                    (10,376)         (17,071)
       Accounts payable, taxes and other liabilities    (7,471)         (57,455)
                                                    -----------       ----------

         Cash Provided By Operations                   284,381           99,461
                                                    -----------       ----------

Cash (Used For) Provided By Investment Activities:
  Capital expenditures                                 (109,170)       (132,299)
  Proceeds from sale of businesses                       35,862               -
  Proceeds from sale of minority interest                     -          88,983
  Other                                                   4,298         (24,130)
                                                    -----------       ----------
                                                        (69,010)        (67,446)
                                                    -----------       ----------

Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                   (122,447)        (14,185)
  Repayments of long-term debt                          (15,630)        (51,271)
  Proceeds from issuance of long-term debt                    -          57,126
  Dividends paid                                        (56,049)        (54,543)
                                                    -----------       ----------
                                                       (194,126)        (62,873)
                                                    -----------       ----------

Effect of exchange rate changes on cash                     291             866
                                                    -----------       ----------

Increase (decrease) in cash and cash equivalents         21,536         (29,992)

Balance at beginning of year                             13,256          38,287
                                                    -----------       ----------

Balance at end of period                             $   34,792       $   8,295
                                                    -----------       ----------
                                                    -----------       ----------

Supplemental cash flow information:
   Cash paid during the period for:
    Interest (net of amount capitalized)                 $57,616        $54,985
    Income taxes                                         $93,555        $12,112


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature, except as described in Notes 2, 3 and 4.


Note 2. Effective January 1, 1994, the company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The implementation of this new statement results in a change in the company's method of accounting for certain disability, health care and life insurance benefits provided to former or inactive employees after employment but before retirement, from the "pay-as- you-go" to the accrual basis.

         The accumulated obligation as of January 1, 1994 was $6.0 million. This obligation, included within "Other Long-Term Liabilities", was recorded in the first quarter of 1994 on a cumulative basis as a $6.0 million pre-tax charge against income ($3.7 million after-tax).


Note 3. Included in "Income from Operations" for the second quarter of 1995 is a net pre-tax gain of $6.4 million relating to the sale of a flexible packaging operation. In the second quarter of 1994, "Income from Operations" included an operating charge of $14.0 million ($8.8 million after tax) to write down the carrying value of assets related to this business.


Note 4. Second quarter 1994 results included a $34.7 million pre-tax gain on the sale of a 32% minority interest in the company's Bush Boake Allen flavor and fragrance business. Union Camp retains a 68% interest in its Bush Boake Allen subsidiary.


Note 5. "Assets Held For Resale" decreased by $19.1 million from year-end 1994, which was primarily attributable to the sale of certain assets of the retail paper bag business previously classified as "Assets Held For Resale".

Note 6. Included in "Current Liabilities" are $219 million and $340 million of commercial paper borrowings at June 30, 1995 and year-end 1994, respectively.


Note 7. Included in "Other Liabilities and Minority Interest" for June 30, 1995 and year-end 1994 are $64.5 million and $59.7 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.


Note 8.  Prior  periods  have  been   reclassified  to  conform  with  the  1995
         presentation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Net income for the second quarter of 1995 was $133.2 million or $1.90 per share, compared to $25.9 million or $.37 per share for the second quarter of last year. Strong prices in the domestic and export paper products markets, coupled with significant production gains in the company's mill operations were the primary factors in this record earnings performance. Last year's second quarter included a net gain of $.14 per share from non-recurring items; a gain of $.30 per share from the sale of a minority interest in the company's flavor and fragrance subsidiary, Bush Boake Allen, offset in part by a charge of $.16 per share relating to the write down of the carrying value of certain non-strategic assets.

Net income for the first half of this year was $238.2 million or $3.40 per share, compared to $33.5 million or $.48 per share for the same period last year. In addition to the non-recurring gain noted above, last year's results included a first quarter charge of $.05 per share relating to the adoption of the new accounting standard (SFAS No.112). Operating income for the first half of 1995 was $450.4 million, a significant increase from $78.2 million for the same period last year.

Overall demand for the company's paper and packaging products continues to be very strong in both the domestic and export markets. Net sales for the second quarter were $1.1 billion, 34% above the previous year's comparable quarter. Total paper product shipments for the second quarter were approximately 932,000 tons, a 4% gain over last year's comparable quarter.

Operating income for the paper and paperboard segment was $216.6 million, a substantial increase over the $18.7 million reported for the second quarter of last year. Higher average selling prices for the company's major paper products and significant production gains at the company's paper mill operations contributed to the record earnings. For the quarter, average prices for the company's linerboard and uncoated business papers were up over 75% compared to last year's second quarter. In addition, the increased capacity at the Savannah mill contributed to an increase in linerboard shipments of over 50% from the second quarter of last year. Shipments of uncoated business papers were up slightly over last year's second quarter.

Packaging segment operating income was $18.3 million for the second quarter of 1995, compared to a loss of $8.3 million for last year's second quarter. Included in this year's second quarter results was a net pre-tax gain of $6.4 million from the sale of a flexible packaging operation. Last year's second quarter results included a $14 million charge to write down the carrying value of assets related to this business. Aside from the 1995 non-recurring gain noted above, the company's corrugated container operations were the primary contributors to the overall profitability of the segment, with average selling prices increasing 38% over the second quarter of last year. This significant increase in selling prices more than offset a softening in corrugated shipments for the quarter. Second quarter earnings from the company's overseas container operations more than doubled over last year's comparable quarter. These improvements reflect the continued favorable market conditions for the company's domestic and export corrugated container products. Operating earnings from the company's flexible packaging operations were about level with the second quarter of last year.

The company's chemical segment reported excellent second quarter results. Earnings increased 7% over last year's second quarter, reflecting continued strong results in the Bush Boake Allen flavor and fragrance operations, as well as the tall-oil-based chemical business. Earnings for the wood products operations were at $11.3 million, a 42% decrease from the second quarter of last year. Weaker demand for lumber and panel products led to a downward trend in selling prices for the quarter.

Depreciation expense increased 10% in the second quarter and 8% in the first half of 1995 from last year's comparable periods. This primarily reflects the start-up of a deinking (fiber recycling) plant at the Franklin mill in late 1994, in addition to the start-up of the recovery boiler at the Savannah mill at the end of the first quarter.

The increase in the deferred tax liability is primarily attributable to a realization of the `alternative minimum tax' credit and accelerated tax depreciation.

Cash flow from operations for the first half of 1995 was $284.4 million, compared to $99.5 million for last year's comparable period, primarily due to increased earnings. Capital expenditures for the first half of this year totaled $109.2 million, compared to $132.3 million last year. Total debt was reduced $138 million during the first half of 1995, compared to a reduction of $8 million in last year's first half. The ratio of long-term debt to total capital was 31.4% at June 30, 1995, compared to 34.8% at June 30, 1994.

Net working capital was $345.1 million at June 30, 1995, compared to $67.2 million at year-end 1994. The significant increase in working capital was primarily attributable to a higher level of trade receivables and a lower level of commercial paper borrowings at the end of the second quarter.

Effective with the second quarter of 1995, the company increased its quarterly dividend rate by 5% to $.41 per share. In addition, the Board of Directors authorized the repurchase of up to 5 million shares of the company's common stock from time to time in the open market, or privately negotiated transactions, depending on corporate needs and strategy.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.

      In its Annual Report on Form 10-K for the year ended December 31, 1994, the Company reported that it remained a defendant in approximately 89 suits filed in federal court in Alabama between October 1990 and January 1992 in which construction workers alleged they were exposed to asbestos while performing work at various plant sites throughout Alabama and elsewhere. The many defendants named in each of these suits include owners of the premises where the work was being done, asbestos manufacturers whose equipment was being installed, distributors of asbestos containing products, insurance companies, and a safety equipment manufacturer. Union Camp was included in the premises owner category of defendants. These suits are presently under the jurisdiction of the U.S. District Court for the Eastern District of Pennsylvania and are part of a consolidated proceeding, styled In Re: Asbestos Products Liability Litigation (No. VI), Civil Action No. MDL 875, involving all asbestos cases that are pending in federal courts nationwide.

      In its report on Form 10-K the Company also reported it was a defendant in two law suits brought in Texas state court during the third quarter of 1992 and in a third lawsuit brought in Texas state court during the fourth quarter of 1993; approximately 4,400 plaintiffs are parties to these law suits. The plaintiffs are, for the most part, construction workers resident in Alabama who allege they sustained personal injuries as a result of exposure to asbestos while performing work at various plant sites in Alabama. Approximately 140 of these plaintiffs claimed to have worked on the Company's premises as employees of independent contractors at the Company's Prattville, Alabama mill. These cases were similar to the 89 cases described in the paragraph above. Approximately 50 defendants have been named in these cases including asbestos manufacturers, distributors of asbestos-containing products, insurance companies, a manufacturer of safety equipment, parties who allegedly misrepresented the dangers of asbestos exposure, and the owners of the premises where the plaintiffs allege they were working when they were exposed to asbestos. Union Camp was in the premises owner category of defendants.

      In its 10-K the Company reported it had agreed in principle with attorneys representing virtually all the plaintiffs to settle the above described cases pending in Texas for an amount which is not material to the Company. During July 1995, the settlement agreement was finalized and an order of dismissal was signed by the judge presiding over these Texas state court cases. The settlement included the dismissal of 88 of the 89 cases described above originally filed in federal court in Alabama which are part of the Multi-District Litigation in the federal court in Philadelphia.

      In the Annual Report on Form 10-K the Company reported it had been named, but not served, as one of approximately 60 defendants in a lawsuit filed in Jefferson County, Texas by the same attorneys in the above described Texas state court cases on behalf of over 2,000 additional plaintiffs who, like those in the earlier cases, allege that they were exposed to asbestos while performing work at various plant sites in Alabama. During the second quarter of 1995 the Company became a party in these cases. Currently these cases have approximately 2,400 plaintiffs of whom less than 100 allege exposure to asbestos while on Union Camp premises.

      During the second quarter of 1995 Union Camp was named as a defendant in two lawsuits brought in Texas state court in Brazoria County by approximately 2,700 plaintiffs. Plaintiffs, for the most part, allege they sustained personal injury while performing work at various sites in Alabama. At this time approximately 31 of these plaintiffs claim to have worked on the Company's premises in Alabama. Approximately 180 other defendants have been named in these two suits.

      In the cases described in the two paragraphs immediately above the many defendants named include asbestos manufacturers, distributors of asbestos-containing products, insurance companies, a manufacturer of safety equipment, parties who allegedly misrepresented the dangers of asbestos exposure, and the owners of the premises where the plaintiffs allege they were working when they were exposed to asbestos. Union Camp is included in the premises owner category of defendants and the amount of damages sought is unspecified. Although the Company does not believe that these cases are material to it, an estimate of potential liability cannot be made at this time.

Item 6.   Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          No.                 Description
          ---                 -----------
          11                  Statement re computation of per
                              share earnings.

          27                  Financial data schedule.


     b)   Reports on Form 8-K.

          No Current Report on Form 8-K was filed by the Registrant during the second quarter of 1995.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  UNION CAMP CORPORATION
                              ----------------------------------
                                             (Registrant)



Date: AUGUST 10, 1995         /S/ Dirk R. Soutendijk
      --------------------    ----------------------------------
                              DIRK R. SOUTENDIJK
                              VICE PRESIDENT, GENERAL COUNSEL
                              AND SECRETARY



Date: AUGUST 10, 1995         /S/ Robert E. Moore
      --------------------    ----------------------------------
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