Form 10-Q
period 1995-09-30
UNION CAMP CORP
filed 1995-11-13
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

                                                     YES     X       NO

70,217,147 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on September 30, 1995.

                             UNION CAMP CORPORATION



                                     INDEX


                                                                       Page
                                                                       ----
Part I.           FINANCIAL INFORMATION*


                  Item 1.  Financial Statements.                         2

                  Item 2.  Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations.                    6





Part II.          OTHER INFORMATION


                  Item 6.  Exhibits and Reports on Form 8-K             8


                  _______________________________________

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

                         PART I. FINANCIAL INFORMATION

Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)


                                                                 QUARTER ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ----------------------------      ----------------------------
                                                            1995               1994            1995            1994
                                                            ----               ----            ----            ----
Net Sales                                                $ 1,073,494      $   856,271      $ 3,203,935      $ 2,473,594

Costs and other charges:
   Cost of products sold                                     674,033          634,444        2,029,991        1,881,547
   Selling and administrative expenses                        96,140           82,751          285,408          236,315
   Depreciation and cost of timber harvested                  68,732           63,934          203,583          188,480
   Other operating charge                                          -                -               -            13,958
                                                         -----------      -----------      -----------      -----------
      Income from operations                                 234,589           75,142          684,953          153,294

Gross interest expense                                        29,892           33,075           94,732           97,502
   Less capitalized interest                                    (851)          (5,501)          (8,082)         (15,238)
Gain on sale of minority interest                                  -                -                -          (34,698)
Other (income) expense - net                                  (4,126)           8,513             (597)           5,428
                                                         -----------      -----------      -----------      -----------
      Income before income taxes,
          minority interest and accounting change            209,674           39,055          598,900          100,300
                                                         -----------      -----------      -----------      -----------

Income taxes:
   Current                                                    51,915           15,314          149,320           12,647
   Deferred                                                   25,167             (208)          73,028           24,283
                                                         -----------      -----------      -----------      -----------
   Total income taxes                                         77,082           15,106          222,348           36,930
                                                         -----------      -----------      -----------      -----------

Minority interest (net of tax)                                (2,846)          (2,216)          (8,648)          (4,463)

Effect of change in accounting standard (net of tax)               -                -                -           (3,716)
                                                         -----------      -----------      -----------      -----------

     Net Income                                          $   129,746      $    21,733      $   367,904      $    55,191
                                                         ===========      ===========      ===========      ===========

Earnings per share:
     Before change in accounting standard                      $1.85            $0.31            $5.25            $0.84
     After change in accounting standard                       $1.85            $0.31            $5.25            $0.79

Dividends per share                                            $0.41            $0.39            $1.21            $1.17



Earnings per share are computed on the basis of the average number of common shares outstanding:

                                                               1995            1994
                                                               ----            ----
              Quarter Ended September 30,                  70,199,410       69,966,470
              Nine Months Ended September 30,              70,104,025       69,935,114


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                           SEPTEMBER 30,            DECEMBER 31,
                                               1995                    1994
                                           ------------             -----------

ASSETS

Cash and cash equivalents                $     43,297              $    13,256
Receivables-net                               536,376                  469,584

Inventories at lower of cost or market:
  Finished goods                              238,303                  197,086
  Raw materials                               109,271                   98,884
  Supplies                                    115,888                  117,839
                                           ----------              -----------
     Total inventories                        463,462                  413,809
                                           ----------              -----------
Assets held for resale                          1,089                   20,916

Other                                          40,057                   33,568
                                           ----------              -----------
     Total current assets                   1,084,281                  951,133
                                           ----------              -----------

Plant and equipment, at cost                6,247,877                6,175,539
  Less:  accumulated depreciation           2,869,038                2,745,017
                                           ----------              -----------
                                            3,378,839                3,430,522
Timberlands, less cost of timber harvested    263,979                  254,458
                                           ----------              -----------
     Total property                         3,642,818                3,684,980
                                           ----------              -----------

Other assets                                  123,495                  140,465
                                           ----------              -----------

     Total Assets                        $  4,850,594             $  4,776,578
                                           ==========              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                      $    622,351             $    883,924

Long-term debt                              1,203,095                1,252,249

Deferred income taxes                         677,967                  605,643

Other liabilities and minority interest       214,890                  198,441

Stockholders' equity (Shares outstanding
   1995: 70,217,147; 1994: 70,011,944)      2,132,291                1,836,321
                                          -----------              -----------
  Total Liabilities and Stockholders'
   Equity                                 $ 4,850,594              $ 4,776,578
                                          ===========              ===========


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                           1995          1994
                                                           ----          ----
Cash Provided By (Used For) Operations:
  Net income                                            $ 367,904      $ 55,191

  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                    215,690       201,568
     Deferred income taxes                                 73,028        24,283
     Asset write down                                           -        13,958
     Gain on sale of minority interest                          -       (34,698)
     Withdrawal from retail paper bag business                  -        11,000
     Other                                                  8,544         8,935

     Changes in operational assets and liabilities:
       Receivables                                        (68,867)      (49,428)
       Inventories                                        (50,328)       40,627
       Other assets                                        (4,591)       (4,008)
       Accounts payable, taxes and other liabilities        6,817       (31,856)
                                                        ---------      --------
         Cash Provided By Operations                      548,197       235,572
                                                        ---------      --------
Cash (Used For) Provided By Investment Activities:
  Capital expenditures                                   (177,675)     (220,068)
  Proceeds from sale of businesses                         36,133         6,739
  Proceeds from sale of minority interest                       -        88,983
  Other                                                     7,485       (28,835)
                                                        ---------      --------
                                                         (134,057)     (153,181)
                                                        ---------      --------
Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                     (275,792)      (36,879)
  Repayments of long-term debt                            (46,216)      (59,353)
  Proceeds from issuance of long-term debt                 22,625        61,725
  Dividends paid                                          (84,835)      (81,834)
                                                        ---------      --------
                                                         (384,218)     (116,341)
                                                        ---------      --------
Effect of exchange rate changes on cash                       119           527
                                                        ---------      --------

Increase (decrease) in cash and cash equivalents           30,041       (33,423)

Balance at beginning of year                               13,256        38,287
                                                        ---------      --------
Balance at end of period                                $  43,297      $  4,864
                                                        ---------      --------
                                                        ---------      --------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $  93,257      $ 88,597
    Income taxes                                        $ 128,559      $ 16,018


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


Note 2. Included in 'Income from Operations' for the second quarter of 1995 is a net pre-tax gain of $6.4 million relating to the sale of a flexible packaging operation. In the second quarter of 1994, 'Income from Operations' included an operating charge of $14.0 million ($8.8 million after tax) to write down the carrying value of assets related to this business.


Note 3. Second quarter 1994 results included a $34.7 million pre-tax gain on the sale of a 32% minority interest in the company's Bush Boake Allen flavor and fragrance business. Union Camp retains a 68% interest in its Bush Boake Allen subsidiary.


Note 4. 'Other (Income) Expense' for the third quarter of 1994 includes an $11 million pre-tax charge to reflect the company's decision to withdraw from the retail paper bag business.


Note 5. 'Assets Held For Resale' decreased by $19.8 million from year-end 1994, which was primarily attributable to the sale of certain assets of the retail paper bag business previously classified as 'Assets Held For Resale'.


Note 6. Included in 'Current Liabilities' are $64 million and $340 million of commercial paper borrowings at September 30, 1995 and year-end 1994, respectively.


Note 7. Included in 'Other Liabilities and Minority Interest' for September 30, 1995 and year-end 1994 are $67.2 million and $59.7 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Net income for the third quarter of 1995 was $129.7 million or $1.85 per share, compared to $21.7 million or $.31 per share for the third quarter of last year. The significant earnings improvement reflects the continued favorable pricing climate in both the domestic and export paper products markets, together with production gains in the company's mill operations. Last year's third quarter included a non-recurring charge of $.10 per share to reflect the company's decision to withdraw from the retail paper bag business. Third quarter operating income was $234.6 million, a significant increase from the $75.1 million reported for last year's third quarter.

Net income for the first nine months of this year was $367.9 million or $5.25 per share, compared to $55.2 million or $.79 per share for the same period last year. Last year's results included a net loss of $.01 per share from non-recurring items as follows; a third quarter charge of $.10 per share to reflect the company's decision to withdraw from the retail paper bag business, a second quarter gain of $.30 per share from the sale of a minority interest in the company's Bush Boake Allen flavor and fragrance subsidiary, a second quarter charge of $.16 per share relating to the write down of the carrying value of certain non-strategic assets and a first quarter charge of $.05 per share relating to the adoption of the new accounting standard (SFAS No.112). Operating income for the first nine months of 1995 was $685 million, compared to $153.3 million for the same period last year.

Net sales for the third quarter were $1.1 billion, 25% above the previous year's comparable quarter. Higher selling prices, in addition to a healthy overall demand for the company's paper and packaging products in both the domestic and export markets were the primary contributors to this increase. Total paper product shipments for the third quarter were at 855,000 tons, about a 1% gain over last year's comparable quarter. However, a slowness in economic growth during the quarter, as well as higher inventory levels were the primary factors for an 8% decrease in shipments from the second quarter of this year.

Operating income for the paper and paperboard segment was $215.2 million, a substantial increase over the $53.5 million reported for the third quarter of last year. Higher average selling prices for the company's major paper products and production gains at the company's paper mill operations contributed to the strong earnings. For the quarter, average prices for the company's linerboard and uncoated business papers were up 62% and 69%, respectively, compared to last year's third quarter. The strong economic growth experienced in the first half of this year began to slow down in the third quarter, which had a negative effect on inventory levels and shipments for the company. As a result of the slowness in the market, the company took approximately 30,000 tons of market-related linerboard downtime during the third quarter and is continuing with additional downtime in the fourth quarter.

Packaging segment operating income was $10.9 million for the third quarter of 1995, compared to $.8 million for last year's third quarter. The company's corrugated container operations were the primary contributors to the overall profitability of the segment, with average selling prices increasing 35% over the third quarter of last year. Third quarter earnings from the company's overseas container operations increased substantially over last year's comparable quarter. Earnings for the flexible packaging operations improved 48% over the third quarter of last year, primarily attributable to overall cost reductions realized from the closures of its retail bag operations in 1994, in addition to higher selling prices and increased shipments for the quarter.

The company's chemical segment reported strong third quarter results. Operating income for the quarter was $22.4 million, an increase of 32% over last year's third quarter, reflecting continued strong results in the Bush Boake Allen flavor and fragrance operations, as well as the company's tall-oil-based chemical business. Earnings for the wood products operations were at $5.1 million, a 75% decrease from the third quarter of last year, reflecting a downward trend in selling prices, in addition to higher wood costs for the quarter.

Depreciation expense increased 8% in both the third quarter and first nine months of 1995 from last year's comparable periods. This primarily reflects the start-up of a deinking (fiber recycling) plant at the Franklin mill in late 1994, in addition to the start-up of the recovery boiler at the Savannah mill at the end of the first quarter.

The deferred tax liability increased as a result of utilizing a portion of the Alternative Minimum Tax credit carryforward established in prior years as a deferred tax asset, in addition to temporary differences arising from accelerated tax depreciation methods.

Cash flow from operations for the first nine months of 1995 was $548.2 million, compared to $235.6 million for last year's comparable period, primarily due to increased earnings. Capital expenditures for the first nine months of this year totaled $177.7 million, compared to $220.1 million last year. Total debt was reduced $299 million during the first nine months of 1995. The ratio of long-term debt to total capital was 30% at September 30, 1995, compared to 33.9% at year-end 1994.

Net working capital was $461.9 million at September 30, 1995, compared to $67.2 million at year-end 1994. The increase in working capital was primarily attributable to a significant reduction in short-term commercial paper borrowings and a higher level of trade receivables at the end of the third quarter.

Effective with the fourth quarter of 1995, the company increased its quarterly dividend rate by 10% to $.45 per share, the second dividend increase this year. The company also began to repurchase some of its outstanding common stock under a previously announced program authorizing the repurchase of up to 5 million shares of the company's common stock.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     a) Exhibits.


              No.             Description
              ---             -----------
              11              Statement re computation of per share earnings.

              27              Financial data schedule.


     b) Reports on Form 8-K.

     No Current Report on Form 8-K was filed by the Registrant during the third quarter of 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              UNION CAMP CORPORATION
                                       -------------------------------------
                                                        (Registrant)




Date: NOVEMBER 10, 1995                /S/ Dirk R. Soutendijk
      -----------------                -------------------------------------
                                       DIRK R. SOUTENDIJK
                                       VICE PRESIDENT, GENERAL COUNSEL
                                       AND SECRETARY




Date: NOVEMBER 10, 1995                /S/ Robert E. Moore
      -----------------                -------------------
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