Form 10-K405
period 1995-12-31
UNION CAMP CORP
filed 1996-03-28
CIK 100783

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K
                             -----------------------
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended      December 31, 1995
                               --------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _______________ to ____________________
                          Commission file number 1-4001
                                    --------
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

                                                           Name of Each Exchange
           Title of Each Class                             on Which Registered
        Common Stock, $1 par value                      New York Stock Exchange
                                                        Pacific Stock Exchange
        Preferred Stock Purchase Rights                 New York Stock Exchange
                                                        Pacific Stock Exchange
        8 5/8% Sinking Fund                             New York Stock Exchange
        Debentures Due April 15, 2016

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        On March 4, 1996, 69,118,211 shares of Registrant's Common Stock, $1 par value, were outstanding. On March 4, 1996, the closing price per share for the Common Stock as reported on the Composite Tape for issues listed on the New York Stock Exchange was $46.875 and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $3,239,916,141.

                       Documents Incorporated By Reference

        Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "Union Camp 1995 Annual Report") are incorporated by reference in Parts I, II and IV of this Form 10-K.

        Portions of Registrant's Proxy Statement, dated March 18, 1996 (the "Union Camp 1996 Proxy Statement"), are incorporated by reference in Part III of this Form 10-K.
================================================================================

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

               Union Camp's principal business segments are the manufacture and sale of paper and paperboard, packaging products and wood products and the production and sale of chemicals, including flavors and fragrances. Information about developments during 1995 relating to Union Camp's business appears in the following portions of the Union Camp 1995 Annual Report and is incorporated by reference in this Item 1: the text under the captions "Investing in Business Profitability" and "Acquisitions" on pages 13, 14 and 15 excluding the captions describing the photographs on pages 14 and 15; the text under the caption "Fine Paper" on page 16 other than the caption describing the photograph on that page; the text under the caption "Packaging Group" on page 17 other than the last paragraph under the subheading "Strategies" and the caption describing the photograph on that page; the text under the caption "Chemical Group" on page 18 other than the last paragraph under the subheading "Strategies" and the caption describing the photograph on that page; and the text under the caption "Forest Resources Group" on page 19 other than the caption describing the photograph on that page. Information about the Company's research and development costs appears under the caption "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on page 32 of the Union Camp 1995 Annual Report and is incorporated by reference in this Item 1.

               Revenue, operating profits and other financial data for the principal business segments and for the foreign and domestic operations and the dollar amounts of export sales of Union Camp for the years ended December 31, 1995, 1994 and 1993 appear in Note 15 of Notes to Consolidated Financial Statements on page 38 of the Union Camp 1995 Annual Report and are incorporated by reference in this Item 1. The international operations of Union Camp and its subsidiaries are subject to the risks of doing business abroad, including currency fluctuations, foreign government regulation and changes in political environments.

               During 1995, Union Camp's consolidated sales and operating profit were generated primarily by domestic operations.

Paper and Paperboard

               Union Camp's Fine Paper Division produces bleached paper and paperboard and its Kraft Paper and Board Division produces unbleached paper and paperboard. Those products are its largest contributors to profits. Union Camp's total production of bleached and unbleached paper and paperboard in 1995 was approximately 3,558,000 tons, of which about 59% was unbleached and 41% was bleached.

               The Company operates four large paper mills at Savannah, Georgia, Prattville, Alabama, Franklin, Virginia and Eastover, South Carolina. They are fully integrated in that all pulp required to support paper manufacturing is produced at the mill sites. Combined operating capacity is estimated to be approximately 3.7 million tons in 1996.

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

               In 1995, the Company converted about 62% of its unbleached kraft linerboard and paper production into packaging products and sold essentially all of the rest to others for conversion into similar products.

               The Franklin, Virginia mill produces uncoated free sheet which is sold in roll and sheet form. These sales are to converters who use uncoated free sheet primarily to make envelopes and forms, to merchant distributors and major end users who use it in business and printing papers and to retail distributors. The mill also produces coated and uncoated bleached bristols which are sold for a variety of end uses, such as publishing, greeting cards, book covers and file folders. There are four paper machines and two board machines at this mill. In December 1994, a fiber recycling facility began operating at the Franklin, Virginia mill. This facility was constructed as part of a $148 million modernization program which also included enhancements to the Franklin mill's paper machines and one board machine. The fiber recycling facility removes ink from office waste paper and produces recycled pulp for the manufacture of recycled content white paper and board. Recycled content paper is sold as Union Camp branded products such as Collage'tm' and Great White'tm'. Deinked pulp not used for recycled products is sold to others.

               The Eastover, South Carolina mill produces bleached uncoated free sheet which, like the Franklin product, is sold to others in roll and sheet form for the same end uses. The two-machine Eastover mill has an excess of pulp capacity which is used together with an on-site pulp dryer to produce bleached pulp for sale to others in domestic and international markets.

               In 1995, Union Camp sold about 26% of its bleached paper and paperboard production in converted or sheet form. This includes approximately 1% converted by its own plants into folding cartons and bags.

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

               Union Camp produces multiwall and consumer bags used to package cement, feed, fertilizer, clay, pet food, chemical and mineral products and specialty bags used in packaging charcoal, produce, sugar, flour, seed, coffee, cookies, microwaveable popcorn and other miscellaneous items. Union Camp also produces low density plastic products including film for consumer applications and for industrial applications, such as plastic shipping sacks to package salt, bark, soil, insulation, resins and chemicals.

               Union Camp produces corrugated and solid fibre containers used to ship and store canned, bottled and packaged products for a wide variety of customers, including food processors and textile, furniture, chemical and automotive manufacturers. In the second half of 1995, the Company began construction of a new corrugated container plant in Hanford, California, that will produce heavy duty corrugated products including laminated bulk packaging and triplewall to service the general industrial, agricultural, petrochemical and material handling markets. Startup is scheduled during the first half of 1996. In January 1996, Union Camp acquired the operating assets of O'Grady Containers, Inc., a Fort Worth, Texas based manufacturer of corrugated boxes, multicolor direct print graphics packaging and point of purchase displays which operates as part of the Container Division.

               Other packaging products include folding cartons, on which Union Camp does high quality gravure and lithographic printing, which are used for shelf packaging in retail stores.

               In addition, corrugated containers are produced by wholly-owned, consolidated subsidiaries in Spain, the Republic of Ireland and Puerto Rico. A corrugated container manufacturing plant in Chile, which is owned by a majority owned consolidated subsidiary of Union Camp, serves that country's fresh fruit exporters and expanding industrial base. Union Camp holds a 30% interest in Zucamor S.A., Argentina's leading independent corrugated container company, which it purchased during 1994. In December 1995, Union Camp's Spanish subsidiary acquired a corrugated container manufacturing plant located near Madrid. In March 1996, the Company entered a joint venture in Turkey with KAV Orman Sanayii A.S., a subsidiary of KOC Holding Company, one of the world's largest industrial companies, to operate a corrugated container plant serving agricultural and industrial markets in Turkey.


Wood Products

               Union Camp produces southern pine lumber, plywood and particleboard. Its wood products mills have the capacity to produce 479,000,000 board feet of lumber, 234,000,000 square feet (3/8" basis) of plywood and 117,000,000 square feet (3/4" basis) of particleboard annually. Union Camp's wood products mills produced at 98% of capacity in 1995. Its wood products are used in home construction and industrial markets such as furniture, cabinets and fixtures. The wood products mills also produce significant quantities of wood chips for use in Union Camp's papermaking operations.

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

               In May 1994, Bush Boake Allen Inc. completed an initial public offering of 32% of its outstanding common stock. Union Camp continues to own the remaining 68% of the stock.

               Bush Boake Allen Inc. is a producer of flavors (including essential oils, seasonings and spice extracts) and fragrances and aroma chemicals. The flavor products impart a desired taste and smell to a broad range of consumer products, including soft drinks, confections, dietary foods, snack foods, dairy products, pharmaceuticals and alcoholic beverages. The fragrance products are used in a wide variety of items, including fine fragrances, soaps, detergents, air fresheners, cosmetics and toiletries and related products. The flavor and fragrance compounds are sold primarily to major consumer product companies which use these products in conjunction with other natural and synthetic ingredients to make their products more appealing to consumers. The majority of the aroma chemicals produced by Bush Boake Allen are used by major multinational consumer product manufacturers and other fragrance and flavor compounders as fragrance raw materials. The remainder is sold to agrichemical and specialty chemical manufacturers or internally used by Bush Boake Allen in its production of fragrance compounds. Bush Boake Allen has developed a broad-based global presence with operations in 40 countries in North and South America, Europe, Asia, Australia, The Middle East and Africa.

Capital Expenditures

               Information about Union Camp's 1995 and estimated 1996 capital expenditures appears on page 25 of the Union Camp 1995 Annual Report in the text under the caption "Capital Expenditures" and is incorporated by reference in this Item 1.

Marketing

               Most of Union Camp's sales, other than its chemical sales, are made in the United States east of the Rocky Mountains through a variety of distribution methods. Paper and paperboard are sold both directly to converters and through merchants. Packaging materials are sold directly to the industrial and agricultural trades primarily by Union Camp sales representatives and, to a lesser extent, through distributors. Wood products are sold through building supply dealers and directly to industrial users.

               Union Camp chemicals are sold worldwide with most sales being made to customers in the United States and European Economic Community countries. Through various overseas subsidiaries and related companies of Bush Boake Allen, Union Camp sells in the worldwide markets for flavors and fragrances and related products. Chemical products generally are sold directly to industrial users and to a lesser extent through agents and distributors. During 1995, Union Camp's chemical exports from the United States were about 5% of the total chemical sales of Union Camp and its subsidiaries. In addition, approximately 53% of such total chemical sales originated from the production facilities of subsidiaries located outside the United States.

               In 1995, Union Camp sold in the export market approximately 16% of its production of paper and paperboard.

Land Development and Housing

               Union Camp's real estate subsidiary, The Branigar Organization, Inc., is engaged in the sale and development of land in Georgia, South Carolina and North Carolina. Another subsidiary, Transtates Properties Incorporated, sells and develops sites for commercial properties at highway interchanges in Georgia and South Carolina.

Competition

               All of Union Camp's products are sold in highly competitive markets in which there are many large and well-established companies, of which Union Camp is one. Competition in each of Union Camp's markets is based on price, quality of product, service and product innovation.

Timber Resources

               The basic raw material for Union Camp's business is timber, a renewable resource. Union Camp controls approximately 1,543,000 acres of timberlands in Georgia, Alabama, Virginia, Florida, North Carolina and South Carolina, of which approximately 1,500,000 acres are owned by the Company and the balance is held under long-term leases. In 1995, Union Camp obtained approximately 29% of its total timber requirements from its own timberlands and purchased the balance from others.

               Union Camp operates its timberlands on a sustained yield basis. Union Camp began reforestation on its timberlands in the mid-1950's and now has approximately 950,000 acres in plantation growth. It planted about 40,000 acres under the plantation program in 1995 and expects to plant approximately 44,000 acres in 1996. These plantation programs result in increased yield per acre. The current growing cycle for most of Union Camp's plantations averages between 20 and 25 years. Union Camp anticipates that for the foreseeable future there will be an adequate supply of timber for its operations from its own lands and other sources.

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

               Since 1985, when new analytical capability revealed that the bleaching of pulps with chlorine and chlorine based agents produced trace quantities of dioxin in mill effluents, Union Camp has monitored evolving research and other technical studies related to the environmental and human health effects of low level dioxin exposure. Appraisal of that information has led the Company to conclude that human health problems do not result from the minute amounts of dioxin discharged with treated wastewaters at the Company's fine paper operations. Since the discovery of dioxin in bleached kraft pulp mill wastewater, the Company has modified operating practices and progressively applied innovative pulp bleaching technologies which are less reliant on chlorine and chlorine based compounds. These practices have lessened the potential for the incidental generation of dioxin and have reduced effluent concentrations of dioxin to non-detectable levels at both of the Company's fine paper mills.

               In 1992, Union Camp replaced two bleach lines at the Franklin, Virginia mill with a single line employing Union Camp's patented C-Free'tm' pulp bleaching technology which resulted from years of research and development in water conservation methods by the Company. This process uses oxygen delignification and ozone instead of chlorine as the primary bleaching agent. The most significant environmental achievements of this process are dramatic reductions in chlorinated organics, including dioxin and chloroform, and the ability to recycle most of the bleach plant's wastewater, which is not possible when using chlorine because of its corrosive nature. Following is a list of pollutants and a typical amount that each is reduced by the Company's new bleaching process as compared to conventional bleaching processes.


                                                 APPROXIMATE
               POLLUTANT                      PERCENT REDUCTION
               ---------                      -----------------
        Chlorinated organics                       95-99%
        Chloroform                                    99%
        Biological oxygen demand (BOD)             50-80%
        Chemical oxygen demand (COD)               50-90%
        Color                                      92-99%
        Wastewater volume                          30-80%

               These data are based on testing of the commercial ozone bleaching line installed at the Company's Franklin mill. The invention of the C-Free pulp bleaching technology, including related bleaching process improvements in the use of oxygen and in various extraction steps, has resulted in the issuance of sixteen patents, with twenty patent applications currently pending. The process is available for licensing by others in the industry through Union Camp Technology, Inc., a subsidiary of the Company. To date, three other companies have obtained a license to use the Company's ozone bleaching technology.

               Union Camp invested approximately $17.4 million in environmental control facilities in 1995 and approximately $134.7 million over the past five years. The five year figure includes the environmental control elements of a large modernization and expansion program completed in 1991. Over the next two years, it is estimated that environmental control expenditures will average approximately 11% of projected capital spending. Environmental control expenditures divert capital and may increase operating and financing costs. To that extent, they have an adverse impact on earnings.

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

               In August 1992, Union Camp entered into a Consent Order with Region V of the U.S. Environmental Protection Agency (the "EPA") to conduct an investigation to ascertain existing conditions at the Company's Dover, Ohio facility under the Resource Conservation and Recovery Act. The site investigation and risk assessment report was submitted to the EPA in December 1994 and concluded that conditions at the facility pose no significant risk to human health or the environment. The Company received comments from the EPA which included requests for a considerable amount of additional information. The Company subsequently negotiated a more focused scope for additional study. The risk assessment and site investigation are not yet complete or approved by the EPA. However, the EPA has agreed to accept restrictive covenants that preclude the use of the property for residential purposes. The ultimate findings of the site investigation and risk assessment report may not be known for some months. Although the final disposition of the foregoing investigation cannot now be predicted with any degree of certainty, on the basis of the information presently available to it, Union Camp believes that it will not result in a material adverse effect on its financial condition.

Employees

               Union Camp and its subsidiaries employ approximately 18,000 people, approximately 42% of whom are represented by a total of 66 unions under collective bargaining agreements. Contracts involving approximately 2,200 hourly employees were negotiated during 1995 and contracts involving approximately 3,200 hourly employees are subject to renegotiation and renewal in 1996. Union Camp believes that its relationship with its employees is favorable and it has not experienced a strike at any major facility since mid-1974.


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

                             Eastover, South Carolina
                             Franklin, Virginia
                             Prattville, Alabama
                             Savannah, Georgia

Paper Finishing

     The two converting plants listed below are part of the Company's Fine Paper Division. They convert large rolls of paper produced by the division into folio sheets for commercial printers and office size sheets for home and business use.

                             Franklin, Virginia
                             Sumter, South Carolina

                          Packaging Products Industry Segment

Multiwall Consumer Bags

     The plants listed below produce multiwall and consumer bags of various substrates for packaging products such as cement, seed, feed, pet food, sugar, cookies and popcorn.

     Denton, Texas                               Seymour, Indiana
     Hanford, California                         Sibley, Iowa
     Hazleton, Pennsylvania                      Spartanburg, South Carolina
     Monticello, Arkansas                        Tifton, Georgia
     St. Louis, Missouri


Plastic Products

     The plants listed below produce polyethylene packaging and roll stock for packaging a variety of agricultural and industrial products and such consumer items as ice, salt, insulation, fertilizer and pet food.

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


Ashbourne, Republic of Ireland

Atlanta, Georgia
Auburn, Maine
Bayamon, Puerto Rico
Chicago, Illinois
Cleveland, Ohio
Decatur, Alabama
Denver, Colorado
Gandia, Spain
Houston, Mississippi
Kalamazoo, Michigan
Kansas City, Missouri
Lafayette, Louisiana

Lakeland, Florida
La Laguna, Tenerife, Spain
Las Palmas de Gran Canaria, Spain
Madrid, Spain
Morristown, Tennessee
Newtown, Connecticut
Rancagua, Chile
Richmond, Virginia
San Antonio, Texas
Savannah, Georgia
Spartanburg, South Carolina
Trenton, New Jersey
Washington, Pennsylvania



Finishing

     The plants listed below use equipment that converts corrugated sheets into boxes or laminates a printed sheet of paper to one panel of a box or applies a wax coating to a finished box.

                             Conway, Arkansas
                             Eaton Park, Florida
                             Edinburg, Texas
                             Los Angeles, California
                             Statesboro, Georgia

Graphics

      The plants listed below use a process that adheres medium to a single linerboard sheet to produce singleface and then glues a printed label to the singleface. These sheets are then made into boxes at these plants.

                             Conway, Arkansas
                             Fort Worth, Texas
                             Stockton, California


Solid Fibre Products

      The plant listed below manufactures solid fibre sheets by gluing two or more flat linerboard sheets together. These solid fibre sheets are then made into boxes or slip sheets in a separate operation.

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

Location                     Products                   Process
--------                     --------                   -------
Carrollton, Texas            Seasonings                 Compounding, i.e., mixing
                                                        and blending

Chicago, Illinois            Flavors, Vanilla           Extraction and Compounding
                             Extract

Jacksonville, Florida        Terpene derivatives        Chemical Processing
                             and aroma chemicals

Johannesburg, South          Flavors, Fragrances        Compounding
  Africa                     and Seasonings

Jurong, Singapore            Flavors and                Compounding
                             Fragrances

London, England              Flavors and                Compounding
                             Fragrances

Long Melford, England        Spices, Essential          Extraction and
                             Oils and Seasonings        Compounding

Madras, India                Flavors and                Compounding
                             Fragrances

Melbourne, Australia         Flavors, fragrances        Extraction and Compounding
                             and seasonings.

Norwood, New Jersey          Fragrances and             Compounding
                             Essential Oils

Sydney, Australia            Flavors                    Compounding

Location                     Products                   Process
--------                     --------                   -------
Widnes, England              Aroma chemicals            Chemical Processing

Witham, England              Flavors                    Compounding

     The chemical processing facilities listed below are part of the Chemical Products Division which produces a variety of wood-based and non-wood-based chemicals. Shown below are the principal products of each facility.


     Location                               Products
     --------                               --------
Bedlington, England                         Ink & Adhesive resins

Chester-le-Street, England                  Tall oil derivatives &
                                            adhesive resins

Dover, Ohio                                 Ink & adhesive resins,
                                            plasticizers and esters

Savannah, Georgia                           Tall oil derivatives, ink
                                            and adhesive resins

Valdosta, Georgia                           Printing ink resins



               In addition, in the chemical industry segment, Union Camp has small consolidated subsidiary manufacturing (compounding and mixing) facilities at the following locations: Kingston, Jamaica; Auckland, New Zealand; Istanbul, Turkey; Knislinge, Sweden; Bangkok, Thailand; LaSalle, Canada and Bogor, Indonesia. The aggregate 1995 revenue from these small facilities was approximately $29 million.

               Also see Item 1 for a discussion of Union Camp's timberland holdings used in Union Camp's Paper and Paperboard and Wood Products industry segments.


Item 3.  Legal Proceedings

               In addition to the proceedings described below, the Company is a party to other legal proceedings incidental to its business which the Company does not believe are material to it.

               Union Camp has been designated a potentially responsible party at a number of hazardous waste sites pursuant to the Comprehensive Environmental Response and Compensation Liability Act ("CERCLA") and similar state laws. The Company is unable to estimate environmental costs and liabilities for several reasons. In some cases, it has not been established that the Company is a potentially responsible party. In other cases, it is uncertain whether the Company will seek, be offered or accept a settlement with payment of a premium over otherwise estimated liability in order to secure full release. In many instances, the cost of remediation is speculative because remedial investigations and feasibility studies have not yet been contracted for, have not been completed or, alternatively, have been completed but acceptable remediation has not been chosen. Some settled cases also have "reopeners" for contamination discovered after full implementation of the clean-up remedy. Finally, insurance reimbursement is usually uncertain until matters are finally resolved.

               During March 1996 the Company was notified that the EPA is contemplating commencing a civil action against Union Camp and several other potentially responsible parties under CERCLA for recovery of past and future remediation costs incurred by the EPA at the Bayou Bonfouca Superfund Site at Slidell, Louisiana which operated as a wood treatment facility from 1882 to 1972. EPA records indicate there have been expenditures over a number of years of approximately $97 million for remediation at the site. The EPA estimates that future response costs will be approximately $35 million. It is alleged that a subsidiary of American Creosoting Company had owned and operated the Slidell facility from 1933 to 1958. A subsidiary of Union Camp acquired the assets of American Creosoting Company in l956. The subsidiary was sold in 1964. Although Union Camp never owned or operated the Slidell facility, the government is seeking to hold it responsible for remediation costs under a theory that ignores the corporate form of ownership of the facility and longstanding principles of corporate and shareholders' liability. In fact, prior to receiving the above notice, Union Camp had been informed it would not be named as a potentially responsible party with respect to the site. Union Camp believes it has meritorious defenses to the action contemplated by the EPA and plans to discuss its view with the EPA.

        Union Camp is also a party to an action in the U.S. District Court for the District of Connecticut in which private litigants are seeking to recover the costs of remediating land used for creosoting operations from 1921 through 1964. Such remediation costs are currently estimated at approximately $6 million. A subsidiary of Union Camp conducted activities at the property from 1956 to 1964. Union Camp had been dismissed on summary judgment from the lawsuit in June 1995. The dismissal was appealed and in March l996 the U.S. Court of Appeals for the Second Circuit vacated the summary judgment order and remanded the case to the District Court to determine whether Union Camp could be held liable as an operator under federal and state superfund laws.

        Union Camp is a party to an action brought in state court in Forest County, Mississippi by the Hattiesburg Public School District seeking future remediation costs for property previously used in creosoting operations. No remediation of the property has begun or been ordered. Like the matter described in the second preceding paragraph, this case and the case in the previous paragraph allege that Union Camp should be responsible for the activities of its subsidiary at the properties. Union Camp disputes these allegations because Union Camp did not own or operate the facilities. Although Union Camp believes it has a strong legal position with respect to the above described claims involving the creosoting activities of its former subsidiary, an estimate of the likely outcome of these proceedings cannot be made at this time.

               In April 1994, the Company's facility in Savannah Georgia received a Notice of Violation and Opportunity to Show Cause ("NOV") from the EPA alleging violations of the EPA's rules governing the treatment of hazardous waste. The allegations involve the applicability of these regulations to the removal of granular impurities from the pulping liquor manufacturing process at the Savannah facility. The Company met with EPA shortly after the NOV was received to support the Company's position that the removal of the granular materials is not covered by the EPA's rules governing the handling of hazardous waste. Although the Company has not received a response from the EPA to date, in May 1995 Region IV of the EPA provided the American Forest and Paper Association with a written position statement on the issue in which it expressed a view consistent with the Company's position. Based upon this action, the Company does not expect the EPA to take enforcement action with respect to the NOV.

               In the second quarter of 1995 the Company was named as one of approximately 60 defendants in a lawsuit filed in Jefferson County, Texas state court on behalf of approximately 2,400 plaintiffs who allege that they were exposed to asbestos while performing work at various plant sites in Alabama. Subsequent amendments have brought the number of plaintiffs to approximately 4,500. Approximately 160 of these plaintiffs allege exposure to asbestos while on Union Camp premises.

               During the second quarter of 1995 Union Camp was named as a defendant in two lawsuits brought in Texas state court in Brazoria County by approximately 2,700 plaintiffs. Plaintiffs, for the most part, allege they sustained personal injury while performing work at various sites in Alabama. At this time approximately 50 of these plaintiffs claim to have been exposed to asbestos on the Company's premises in Alabama. Approximately 180 other defendants were named in these two Brazoria County suits. In February 1996 the Company entered a settlement agreement with the attorneys for approximately 1,250 of these plaintiffs for an amount which is not material to the Company.

               In the cases described in the two paragraphs immediately above, the many defendants named include asbestos manufacturers, distributors of asbestos-containing products, insurance companies, a manufacturer of safety equipment, parties who allegedly misrepresented the dangers of asbestos exposure, and the owners of the premises where the plaintiffs allege they were working when they were exposed to asbestos. Union Camp is included in the premises owner category of defendants and the amount of damages sought is unspecified.

               In its Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, the Company previously reported that a subsidiary of the Company was added as a defendant in approximately 7,000 asbestos-related cases which had been pending in Mississippi state court for several years. During the third quarter of 1991, this subsidiary was named as a defendant in additional asbestos-related consolidated actions so that the total number of such cases was over 7,000. During the second quarter of 1992, the subsidiary was named in additional similar consolidated actions so that it was a defendant in excess of 10,000 such cases. The subsidiary was named in these cases because it allegedly was part of the chain of distribution of asbestos-containing products to facilities where the plaintiffs worked. The period of alleged exposure is 1930 through the present. The subsidiary did not manufacture asbestos or asbestos-containing products. Approximately 80 defendants have been named in each of these suits, including asbestos manufacturers, distributors, an insurance company and a manufacturer of safety equipment. In March 1993, the Company's subsidiary reached agreement to settle approximately 10,500 of these cases, with the settlement being funded by the Company's insurance carrier. This subsidiary is a defendant in approximately 7,500 cases, of which approximately 5,500 were filed subsequent to the settlement.

               Although the final outcome of any legal proceeding is subject to many variables and cannot be predicted with any degree of certainty, the Company presently believes the pending legal proceedings alleging liability on account of exposure to asbestos to which Union Camp or its subsidiary is a party will not have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries taken as a whole.

Item 4. Submission of Matters to a Vote of Security-Holders

               Not applicable.


Executive Officers of Union Camp

The executive officers of Union Camp as of March 1, 1996 were as follows:

Name                    Age            Position & Offices With Union Camp
----                    ---            ----------------------------------
W. Craig McClelland......61            Chairman of the Board and Chief
                                       Executive Officer; Director

Jerry H. Ballengee.......58            President and Chief Operating
                                       Officer;  Director

James M. Reed............63            Vice Chairman of the Board and
                                       Chief Financial Officer; Director

William H. Trice.........62            Executive Vice President

John C. Albert...........50            Senior Vice President

Charles H. Greiner, Jr...48            Senior Vice President

John T. Heald, Jr........50            Senior Vice President

Willis J. Potts, Jr. ....49            Senior Vice President

Robert E. Moore..........61            Vice President and Comptroller

Dirk R. Soutendijk.......57            Vice President, General Counsel
                                       and Secretary

Donald W. Barney.........55            Vice President and Treasurer

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

               All of the executive officers listed above have held their present positions with Union Camp for the past five years, except as follows:

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

               Mr. Albert became Senior Vice President, Forest Resources Group in December 1995. Prior to that, he had been Vice President and General Manager of the Forest Resources Group since January 1991.

               Mr. Greiner became Senior Vice President and General Manager, Fine Paper Division in December 1993. He had been a Vice President and General Manager of the Fine Paper Division since April 1991. Prior to that, he was General Manager of Fine Paper Division Sales and Marketing.

               Mr. Heald became Senior Vice President, Converting Group in June 1993. Prior to that, he had been a Vice President and General Manager of the Container Division since November 1988.

               Mr. Potts became Senior Vice President and General Manager, Kraft Paper and Board in December 1995. Prior to that, he had been a Vice President and General Manager, Kraft Paper and Board since June 1994. He was Vice President and General Operations Manager, Kraft Paper and Board from December 1992 to June 1994. Mr. Potts was the Resident Manager of the Prattville, Alabama mill from December 1988 to November 1992.

               Mr. Barney became Vice President and Treasurer in December 1992. Previously, he was the Treasurer since November 1988.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

               Information in response to the disclosure requirements specified by this Item 5 appears under the captions and on the pages of the Union Camp 1995 Annual Report indicated below and is incorporated by reference in this Item 5.

 ==========================================  ===========================  ===========
           Required Information                    Annual Report             Annual
                                                      Caption                Report
                                                                              Page
 ------------------------------------------  ---------------------------  -----------
         Principal markets for Common        Financial                        27
         Stock; high and low sales prices    Review-Quarterly
                                             Information
 ------------------------------------------  ---------------------------  -----------
         Dividends per share declared        Financial                        27
                                             Review-Quarterly
                                             Information
 ------------------------------------------  ---------------------------  -----------
         Approximate number of               Financial                        27
         shareholders of record--December    Review-Quarterly
         31, 1995                            Information
 ==========================================  ===========================  ===========

Item 6. Selected Financial Data

               Information in response to the disclosure requirements specified by this Item 6 appears on pages 40 and 41 of the Union Camp 1995 Annual Report and is incorporated by reference in this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Information in response to the disclosure requirements specified by this Item 7 appears in the text under the caption "Financial Review" on pages
22 to 26 of the Union Camp 1995 Annual Report and is incorporated by reference in this Item 7.

Item 8. Financial Statements and Supplementary Data

               Information in response to the disclosure requirements specified by this Item 8 appears on page 27 and pages 29 to 38 of the Union Camp 1995
Annual Report and is incorporated by reference in this Item 8.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               Not applicable.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

               Information in response to the disclosure requirements specified by this Item 10, with respect to (i) the directors of Union Camp appears under the caption "Proposal 1 -- Election of Directors" on pages 1 to 5 of the Union
Camp 1996 Proxy Statement and (ii) the executive officers of Union Camp, appears under the caption "Executive Officers of Union Camp" in Part I of this Annual
Report on Form 10-K. Such  information is incorporated by reference in this Item
10. No disclosure pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is required with respect to fiscal year 1995.

Item 11.       Executive Compensation

               Information in response to the disclosure requirements specified by this Item 11 appears under the captions "Board of Directors and Committees"
(excluding all but the first and last two paragraphs), "Executive Compensation", "Retirement Plans" and "Severance Arrangements" on pages 5 to 7, 9 to 11 excluding the section entitled "Report of the Personnel, Compensation and Nominating Committee on Executive Compensation", 16 to 17, and 17 respectively, of the Union Camp 1996 Proxy Statement. Such information is incorporated by reference in this Item 11.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

               Information in response to the disclosure requirements specified by this Item 12 appears under the captions "Security Ownership of Certain
Beneficial  Owners" and  "Security  Ownership of  Management  as of December 31,
1995" on page 7 and 8 of the Union Camp 1996 Proxy Statement and is incorporated by reference in this Item 12.



Item 13.       Certain Relationships and Related Transactions

               Not applicable.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

               (a)(1)  Index of financial statements

               The following financial statements are included at the indicated page in the Union Camp 1995 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                                                                                 Page
                                                                                 ----
        Consolidated Income for the years ended
        December 31, 1995, 1994 and 1993...........................................29

        Consolidated Balance Sheet--December 31,
        1995 and 1994..............................................................30

        Consolidated Statement of Cash Flows for
        the years ended December 31, 1995,
        1994 and 1993..............................................................31

        Notes to Consolidated Financial Statements............................. 32-38

        Report of Independent Accountants..........................................28

               (2) The following schedules, for the three years ended December 31, 1995, to the Financial Statements are included beginning at the indicated page in this Annual Report on Form 10-K:

                                                                                  Page
                                                                                  ----
        Report of Independent Accountants on
        Financial Statement Schedule.............................................. 30

        Schedule VIII--Valuation and Qualifying Accounts.......................... 31

               All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and their notes.

               (3)  All exhibits, including those incorporated by reference:

No.                                   Description
---                                   -----------

3.1            Copy of  Articles  of  Incorporation  of Union  Camp,  as amended
               February 26, 1996.

3.2            Copy of By-Laws of Union Camp, as amended February 26, 1996.

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

10.8           Copy of Union Camp's  Stock  Compensation  Plan for  Non-Employee
               Directors as amended January 30, 1996.*

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

13 The portion of Union Camp's 1995 Annual Report to security holders which is incorporated by reference into this filing.

21             List of  subsidiaries of Union Camp (filed as Exhibit 21 to Union
               Camp's Annual Report on Form 10-K for the year ended December 31,
               1994 and incorporated herein by reference).

23             Consent of Independent Accountants.

27             Financial Data Schedule.

               *Denotes  a   management   contract  or   compensatory   plan  or
               arrangement required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

               (b)  Reports on Form 8-K.

               During the fourth quarter of 1995 the Registrant filed a Current Report on Form 8-K dated December 7, 1995 in which it reported under Item 5 - "Other Events".

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Wayne, and State of New Jersey, on the 28th Day of March, 1996.

                             UNION CAMP CORPORATION


                                    By      /S/ W. Craig McClelland
                                       ---------------------------------------
                                            (W. Craig McClelland)
                                            Chairman of the Board and
                                            Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated below on March 28, 1996.

               Signature                                         Title
               ---------                                         -----

/S/ W. Craig McClelland
------------------------------------               Chairman of The Board and
    (W. Craig McClelland)                          Chief Executive Officer and
                                                   Director (Principal Executive
                                                   Officer)


/S/ Jerry H. Ballangee
------------------------------------               President and Chief Operating
     (Jerry H. Ballengee)                          Officer and Director


/S/ James M. Reed
------------------------------------               Vice Chairman of the Board,
     (James M. Reed)                               Chief Financial Officer and
                                                   Director (Principal Financial
                                                   Officer)


/S/ Robert E. Moore
------------------------------------               Vice President and Comptroller
     (Robert E. Moore)                             (Principal Accounting Officer)

               Signature                                         Title
               ---------                                         -----


/S/ George D. Busbee
-------------------------------------                     Director
     (George D. Busbee)


/S/ Raymond E. Cartledge
-------------------------------------                     Director
     (Raymond E. Cartledge)


/S/ Sir Colin Corness
-------------------------------------                     Director
     (Sir Colin Corness)


/S/ Robert D. Kennedy
-------------------------------------                     Director
     (Robert D. Kennedy)


/S/ Gary E. MacDougal
-------------------------------------                     Director
     (Gary E. MacDougal)



-------------------------------------                     Director
     (Ann D. McLaughlin)


/S/ James T. Mills
-------------------------------------                     Director
     (James T. Mills)


/S/ George J. Sella, Jr.
-------------------------------------                     Director
     (George J. Sella, Jr.)


/S/ Ted D. Simmons
-------------------------------------                     Director
     (Ted D. Simmons)


                                            Price Waterhouse LLP
                                            4 Headquarters Plaza North
                                            P.O. Box 1965
                                            Morristown, NJ  07962-1965
                                            Telephone (201) 540-8980






                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To The Board of Directors
of Union Camp Corporation

Our audits of the consolidated financial statements referred to in our report dated February 7, 1996 appearing on page 28 of the 1995 Annual Report to Stockholders of Union Camp Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/S/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Morristown, New Jersey
February 7, 1996

                                                                   SCHEDULE VIII

              UNION CAMP CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended December 31, 1995, 1994 and 1993
                             (THOUSANDS OF DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------
           Column A              Column B                          Column C                  Column D            Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                     -------------------------------------
                                                                            Charged
                                     Balance at       Charged to           (CREDITED)          Deductions          Balance at
                                     Beginning         Costs and            to Other              from                End
          Description                 of Year        Expenses  (1)       Accounts  (2)       Reserves  (3)          of Year
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
    Reserves deducted from assets
     to which they apply:
       Reserve for doubtful accounts  $13,995           $ 2,979            $   116             $ 3,350              $13,740
       Reserve for discounts and
        allowances                      2,524               202                 --                  --                2,726
                                      -------           -------            -------             -------              -------
           Total                      $16,519           $ 3,181            $   116             $ 3,350              $16,466
                                      =======           =======            =======             =======              =======

YEAR ENDED DECEMBER 31, 1994:
    Reserves deducted from assets
     to which they apply:
       Reserve for doubtful accounts  $12,702           $ 5,489            $   121             $ 4,317              $13,995
       Reserve for discounts and
        allowances                      1,924               600                 --                  --                2,524
                                      -------           -------            -------             -------              -------
           Total                      $14,626           $ 6,089            $   121             $ 4,317              $16,519
                                      =======           =======            =======             =======              =======

YEAR ENDED DECEMBER 31, 1993:
    Reserves deducted from assets
     to which they apply:
       Reserve for doubtful accounts  $12,643           $ 4,235            $  (359)            $ 3,817              $12,702
       Reserve for discounts and
        allowances                      1,924                --                 --                  --                1,924
                                      -------           -------            -------             -------              -------
           Total                      $14,567           $ 4,235            $  (359)            $ 3,817              $14,626
                                      =======           =======            =======             =======              =======


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

                        STATEMENT OF DIFFERENCES
                        ------------------------

The trademark symbol shall be expressed as...............................'tm'

                                  EXHIBIT INDEX


                                                                                Sequentially
                                                                                  Numbered
No.                           Description                                           Page
---                           -----------                                           ----
3.1            Copy of Articles of Incorporation of
               Union Camp, as amended February 26, 1996.

3.2            Copy of By-Laws of Union Camp, as
               amended February 26, 1996.

10.1           Copy of Union Camp's 1982 Stock Option Plan, as amended  November
               29, 1988 (incorporated herein by reference).

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

10.4           Copy of Union Camp's Policy Group
               Long-Term Incentive Plan (incorporated
               herein by reference).

10.5           Copy of Union Camp's Directors' Fees
               Deferral Plan (incorporated herein
               by reference).

10.6 Copy of Union Camp's Retirement Plan for Outside Directors as amended November 26, 1991 (incorporated herein by reference).

10.7           Copy of form of Severance Agreement
               between Union Camp and certain executive officers of Union Camp (incorporated

                                                                                Sequentially
                                                                                  Numbered
No.                           Description                                           Page
---                           -----------                                           ----
               herein by reference), as amended by
               Amendment No. 1 to Severance Agreement
               (incorporated herein by reference);
               as further amended by Amendment No. 2
               to Severance Agreement (incorporated
               herein by reference).

10.8           Copy of Union Camp's Stock Compensation
               Plan for Non-Employee Directors as
               amended January 30, 1996.

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

13 The portion of Union Camp Corporation's 1995 Annual Report to security holders which is incorporated by reference into this filing.

21             List of subsidiaries of Union Camp
               (incorporated herein by reference).

23             Consent of Independent Accountants.

27             Financial Data Schedule.
