Form 10-Q
period 1996-03-31
UNION CAMP CORP
filed 1996-05-14
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________


                          Commission file Number 1-4001


                             UNION CAMP CORPORATION
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          VIRGINIA                             13-5652423
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer
 Incorporation or Organization)             Identification No.)


1600 VALLEY ROAD, WAYNE, NEW JERSEY                 07470
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)         (Zip Code)

                                 (201) 628-2000
- --------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                            YES     X       NO
                                                -----------    -------------

69,141,424 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on April 30, 1996.

                             UNION CAMP CORPORATION




                                      INDEX

                                                                  Page
                                                                  ----
Part I.        FINANCIAL INFORMATION*


                      Item 1.   Financial Statements.               2

                      Item 2.   Management's Discussion and
                                Analysis of Financial Condition
                                and Results of Operations.          6







Part II.              OTHER INFORMATION

                      Item 2.   Changes in Securities.              8

                      Item 4.   Submission of Matters to a
                                Vote of Security-Holders.           8

                      Item 6.   Exhibits and Reports on Form 8-K.   9


                           --------------------------

*A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 31, 1995 which has previously been filed with the Commission.

                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                            ---------------------------------
                                                                 1996                 1995
                                                                 ----                 ----
Net Sales                                                      $ 978,255          $ 1,021,146

Costs and other charges:
   Cost of products sold                                         678,707              662,829
   Selling and administrative expenses                           103,499               90,634
   Depreciation and cost of timber harvested                      68,450               66,364
                                                               ----------         ------------
      Income from operations                                     127,599              201,319
                                                               ----------         ------------

Gross interest expense                                            28,232               32,935
   Less capitalized interest                                        (860)              (5,078)
Other (income) expense -net                                        3,478                1,015
                                                               ----------         ------------


      Income before income taxes and minority interest            96,749              172,447
                                                               ----------         ------------

Income taxes:
   Current                                                        22,449               44,401
   Deferred                                                       13,349               20,340
                                                               ----------         ------------
      Total income taxes                                          35,798               64,741
                                                               ----------         ------------

Minority interest (net of tax)                                    (2,448)              (2,699)

      Net Income                                               $  58,503          $   105,007
                                                               ==========         ============

Earnings per share:                                            $    0.85          $      1.50

Dividends per share                                            $    0.45          $      0.39

Earnings per share are computed on the basis of the average number of common shares outstanding:

          1996:    69,108,949                1995:  70,036,504

See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                      MARCH 31,      DECEMBER 31,
                                                        1996            1995
                                                    -------------   -------------
ASSETS

Cash and cash equivalents                            $   28,844      $   30,332

Receivables-net                                         497,771         489,967

Inventories at lower of cost or market:
  Finished goods                                        236,057         242,732
  Raw materials                                         109,106         109,181
  Supplies                                              115,813         116,804
                                                     ----------      ----------
     Total inventories                                  460,976         468,717
                                                     ----------      ----------

Assets held for resale                                    1,323           1,289

Other                                                    36,167          43,512
                                                     ----------      ----------

     Total current assets                             1,025,081       1,033,817
                                                     ----------      ----------

Plant and equipment, at cost                          6,359,985       6,304,113
  Less:  accumulated depreciation                     2,981,986       2,918,963
                                                     ----------      ----------
                                                      3,377,999       3,385,150
Timberlands, less cost of timber harvested              345,360         274,935
                                                     ----------      ----------
     Total property                                   3,723,359       3,660,085
                                                     ----------      ----------

Other assets                                            178,785         144,441
                                                     ----------      ----------

     Total Assets                                    $4,927,225      $4,838,343
                                                     ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                  $  616,482      $  574,113

Long-term debt                                        1,195,623       1,197,536

Deferred income taxes                                   724,169         709,850

Other liabilities and minority interest                 242,099         235,152

Stockholders' equity (Shares outstanding
(1996: 69,128,053;  1995: 69,078,078)                 2,148,852       2,121,692
                                                     ----------      ----------

     Total Liabilities and Stockholders' Equity      $4,927,225      $4,838,343
                                                     ==========      ==========


  See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                        1996            1995
                                                        ----            ----
Cash Provided By (Used For) Operations:
  Net income                                           $ 58,503        $105,007
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and
      cost of company timber harvested                   72,875          70,443
     Deferred income taxes                               13,349          20,340
     Other                                                7,887           2,725

     Changes in operational assets
       and liabilities:
       Receivables                                       (6,769)        (65,964)
       Inventories                                        8,146         (12,709)
       Other assets                                       4,389          (1,380)
       Accounts payable, taxes and other
        liabilities                                     (17,766)         11,594
                                                      ----------      ----------

         Cash Provided By Operations                    140,614         130,056
                                                      ----------      ----------

Cash (Used For) Provided By Investment
 Activities:
  Capital expenditures:
     Plant and equipment                                (53,155)        (56,924)
     Timberlands                                        (74,043)         (4,766)
  Payments for acquired businesses                      (31,850)           --
  Proceeds from sale of businesses                         --            11,083
  Other                                                 (13,410)         (9,786)
                                                      ----------      ----------
                                                       (172,458)        (60,393)
                                                      ----------      ----------

Cash (Used For) Provided By Financing
 Activities:
  Change in short-term notes payable                     82,230          (3,771)
  Repayments of long-term debt                          (20,845)        (15,460)
  Dividends paid                                        (31,103)        (27,320)
                                                      ----------      ----------
                                                         30,282         (46,551)
                                                      ----------      ----------

Effect of exchange rate changes on cash                      74             179
                                                      ----------      ----------

Increase (decrease) in cash and cash
equivalents                                              (1,488)         23,291

Balance at beginning of year                             30,332          13,256
                                                      ----------      ----------

Balance at end of period                               $ 28,844        $ 36,547
                                                      ==========      ==========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)               $ 33,847        $ 34,666
    Income taxes                                       $  7,147        $ 14,550


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






Note 1. The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature.


Note 2. "Other Assets" increased by more than $34 million from year-end 1995, primarily due to a $22.5 million investment to acquire a 50% interest in a corrugated container plant in Turkey.

Note 3. Included in "Current Liabilities" are $124 million and $44 million of commercial paper borrowings at March 31, 1996 and year-end 1995, respectively.


Note 4. Included in "Other Liabilities and Minority Interest" for March 31, 1996 and year-end 1995 are $71.5 million and $69.3 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.

Note 5. Certain amounts have been reclassified for 1995 to conform with the 1996 presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




Net income for the first quarter of 1996 was $58.5 million or $.85 per share, compared to $105.0 million or $1.50 per share for the first quarter of last year. The significant earnings decrease reflects the continued unfavorable pricing climate in both the domestic and export paper products markets. During the first quarter, these markets continued to be negatively effected by a sluggish economy and a slowing of demand due to customers adjusting their inventory levels downward, which reduced average selling prices from the record levels achieved in mid 1995. Operating income for the quarter was $127.6 million, a 37% decrease from the $201.3 million reported for last year's first quarter.

Net sales for the first quarter were $978 million, 4% below the previous year's comparable quarter. Total paper product shipments for the quarter were approximately 854,000 tons, a 6% decline from last year's first quarter. Lower selling prices for the company's paper and packaging products and a decline in shipments of linerboard and corrugated containers were the primary contributors to the decrease.

Operating income for the paper and paperboard segment was $104.7 million, a 37% decrease from the $165.8 million reported for the first quarter of last year. Lower average selling prices and marginally higher manufacturing costs per ton at the company's paper mills were the primary reasons for this earnings decline. Both the domestic and foreign paper products markets experienced a decline towards the end of last year, due to a sluggish economy and customers working down inventories built earlier in 1995. This trend continued into the first quarter of this year, which negatively effected average selling prices for both domestic and export linerboard and uncoated business papers. For the quarter, average prices for the company's linerboard and uncoated business papers were down 11% and 6%, respectively, compared to last year's first quarter. As a result of the slowness in the market, the company took approximately 55,000 tons of market-related linerboard downtime during the first quarter.

Packaging segment operating income was $12.6 million for the first quarter of 1996, compared to $21 million for last year's comparable quarter. The domestic corrugated container operations were the primary contributors to the lower level of earnings for the segment. Higher raw material costs and an 8% decline in shipments from the first quarter of last year more than offset a 5% increase in average selling prices. First quarter earnings from the company's overseas container operations decreased substantially over last year's comparable quarter. Earnings for the flexible packaging operations improved 21% over the first quarter of last year, primarily attributable to overall cost reductions and higher average selling prices.

The company's non-paper businesses reported a 31% decrease in operating income, compared to last year's first quarter. The wood products operations were the primary contributors to this decline, reporting operating income of $5.4 million, 65% below the first quarter oflast year, reflecting a downward trend in selling prices, in addition to higher wood costs for the quarter. Operating income for the chemical segment was $17.2 million for the quarter, compared to $17.6 million for last year's first quarter. Despite continued strong results for the Bush Boake Allen flavor and fragrance operations, higher manufacturing costs at the company's tall- oil-based chemical business slightly offset these gains.

Depreciation expense increased 2% in the first quarter of 1996 from last year's comparable period, primarily attributable to the start up of the recovery boiler at the Savannah mill at the end of the first quarter of last year.

Cash flow from operations for the first quarter of 1996 was $140.6 million, compared to $130.1 million for last year's comparable period. The increase was primarily due to a decrease in working capital, partially offset by lower earnings for the first quarter of this year. Capital expenditures for the first quarter totaled $127.2 million, compared to $61.7 million last year. This increase is attributable to a large timberland acquisition in early 1996. Total debt increased $61 million during the first quarter of 1996, primarily attributable to increased commercial paper borrowings. The ratio of long-term debt to total capital was 29.4% at March 31, 1996, compared to 29.7% at year-end 1995.

Net working capital was $408.6 million at March 31, 1996, compared to $459.7 million at year-end 1995. The decrease in working capital was primarily attributable to an increase in short-term commercial paper borrowings at the end of the first quarter.

In April 1996, the company entered into a definitive agreement to acquire the outstanding shares of The Alling & Cory Company (Alling & Cory) a paper distribution business, for a combination of company common stock and cash totaling approximately $89 million. Alling & Cory had net sales of $764 million in 1995. The acquisition is subject to approval by Alling & Cory stockholders and is expected to close mid-year 1996.

                           Part II. OTHER INFORMATION


Item 2. Changes in Securities.

        A Shareholder Rights Plan became effective on February 26, 1996 which replaced, with certain modifications, the Company's prior shareholder rights plan which was adopted in 1986 and expired on February 26, 1996. Each share of Company Common Stock has one Right annexed to it. The Rights are described in and the Shareholder Rights Plan is an exhibit to a Registration Statement on Form 8-A which was filed with the Securities and Exchange Commission on February 22, 1996.

Item 4. Submission of Matters to a Vote of Security-Holders.

        The Company's annual meeting of its stockholders was held on April 30, 1996.

        At the annual meeting the Company's stockholders voted on four proposals: (1) the election of three nominees to serve as directors for three year terms; (2) the ratification of the appointment of Price
        Waterhouse  as  independent   accountants  for  the  year  1996;  (3)  a
        stockholder proposal to endorse the CERES Principles; and (4) a stockholder proposal to establish a timetable to eliminate organochlorines. The voting of the Company's stockholders as to these matters was as follows:

        1.   Election of Directors.

                                                                 Votes
             Nominees                       Votes For            Withheld
             --------                       ---------            --------
             George D. Busbee               60,252,830           1,192,233
             Raymond E. Cartledge           60,089,341           1,355,722
             Gary E. MacDougal              60,333,942           1,111,121


        2.   Ratification of Appointment of Accountants.

                                        Votes
             Votes For                  Against              Abstentions
             ---------                  -------              -----------
             61,293,746                  55,668                 95,649

        3.   Stockholder Proposal to Endorse the CERES Principles.

                                             Votes              Broker
             Votes For        Against        Abstentions        Non-Votes
             3,331,534        51,015,987      3,669,845         3,427,697


        4.  Stockholder Proposal to Establish a Timetable to
            Eliminate Organochlorines.

                               Votes                                   Broker
            Votes For          Against            Abstentions          Non-Votes
            ---------          -------            -----------          ---------
            1,844,558          51,747,882          4,424,926           3,427,697


Item 6. Exhibits and Reports on Form 8-K.

        a)     Exhibits.

               No.                          Description
               ---                          -----------

               3.2                          Bylaws of Union Camp Corporation,
                                            as amended April 30, 1996.

               11                           Statement re computation of per
                                            share earnings.

               27                           Financial data schedule.


        b)     Reports on Form 8-K.

               No Current Report on Form 8-K was filed by the Registrant during the first quarter of 1996.

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                                UNION CAMP CORPORATION
                                             ----------------------------------
                                                                 (Registrant)



Date: May 14, 1996           /S/ Dirk R. Soutendijk
      ------------           ----------------------
                                  DIRK R. SOUTENDIJK
                                  VICE PRESIDENT, GENERAL COUNSEL
                                  AND SECRETARY



Date: May 14, 1996           /S/ Robert E. Moore
      ------------           -------------------
                                  ROBERT E. MOORE
                                  VICE PRESIDENT AND COMPTROLLER
                                  (Chief Accounting Officer)

                                 EXHIBIT INDEX


                                                                    SEQUENTIALLY
                                                                      NUMBERED
               NO.           DESCRIPTION                                PAGE

               3.2           Bylaws of Union Camp Corporation,           13
                             as amended April 30, 1996

               11            Statement re computation of per             34
                             share earnings

               27            Financial data schedule                     35