Form 10-K405/A
period 1995-12-31
UNION CAMP CORP
filed 1996-07-02
CIK 100783

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-K/A
                             -----------------------
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended      December 31, 1995
                               --------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _______________ to ____________________
                          Commission file number 1-4001
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

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Wayne, and State of New Jersey, on the 1st Day of July, 1996.

                             UNION CAMP CORPORATION


                                    By      /S/ Dirk R. Soutendijk
                                       ---------------------------------------
                                            (Dirk R. Soutendijk)
                                            Vice President, General
                                            Counsel and Secretary