Form 10-Q/A
period 1996-03-31
UNION CAMP CORP
filed 1996-07-02
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A

                                  AMENDMENT NO. 1


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

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                      MARCH 31,      DECEMBER 31,
                                                        1996            1995
                                                    -------------   -------------
ASSETS

Cash and cash equivalents                            $   28,844      $   30,332

Receivables-net                                         497,771         489,967

Inventories at lower of cost or market:
  Finished goods                                        236,057         242,732
  Raw materials                                         109,106         109,181
  Supplies                                              115,813         116,804
                                                     ----------      ----------
     Total inventories                                  460,976         468,717
                                                     ----------      ----------

Assets held for resale                                    1,323           1,289

Other                                                    36,167          43,512
                                                     ----------      ----------

     Total current assets                             1,025,081       1,033,817
                                                     ----------      ----------

Plant and equipment, at cost                          6,359,985       6,304,113
  Less:  accumulated depreciation                     2,981,986       2,918,963
                                                     ----------      ----------
                                                      3,377,999       3,385,150
Timberlands, less cost of timber harvested              345,360         274,935
                                                     ----------      ----------
     Total property                                   3,723,359       3,660,085
                                                     ----------      ----------

Other assets                                            178,785         144,441
                                                     ----------      ----------

     Total Assets                                    $4,927,225      $4,838,343
                                                     ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                  $  662,482      $  620,113

Long-term debt                                        1,149,623       1,151,536

Deferred income taxes                                   724,169         709,850

Other liabilities and minority interest                 242,099         235,152

Stockholders' equity (Shares outstanding
(1996: 69,128,053;  1995: 69,078,078)                 2,148,852       2,121,692
                                                     ----------      ----------

     Total Liabilities and Stockholders' Equity      $4,927,225      $4,838,343
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

Note 3. Included in "Current Liabilities" are $170 million and $90 million of commercial paper borrowings at March 31, 1996 and year-end 1995, respectively.


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

Cash flow from operations for the first quarter of 1996 was $140.6 million, compared to $130.1 million for last year's comparable period. The increase was primarily due to a decrease in working capital, partially offset by lower earnings for the first quarter of this year. Capital expenditures for the first quarter totaled $127.2 million, compared to $61.7 million last year. This increase is attributable to a large timberland acquisition in early 1996. Total debt increased $61 million during the first quarter of 1996, primarily attributable to increased commercial paper borrowings. The ratio of long-term debt to total capital was 28.6% at March 31, 1996, compared to 28.9% at year-end 1995.

Net working capital was $362.6 million at March 31, 1996, compared to $413.7 million at year-end 1995. The decrease in working capital was primarily attributable to an increase in short-term commercial paper borrowings at the end of the first quarter.

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

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.












                                                UNION CAMP CORPORATION
                                             ----------------------------------
                                                                 (Registrant)



Date: July 1, 1996           /S/ Dirk R. Soutendijk
      ------------           ----------------------
                                  DIRK R. SOUTENDIJK
                                  VICE PRESIDENT, GENERAL COUNSEL
                                  AND SECRETARY