Form 10-Q
period 1996-06-30
UNION CAMP CORP
filed 1996-08-06
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to  __________________


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

                                            YES X       NO
                                                ____       _____

68,589,126 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on June 30, 1996.

                            UNION CAMP CORPORATION



                                      INDEX

                                                                             Page
                                                                             ----
Part I.         FINANCIAL INFORMATION*


                        Item 1. Financial Statements.                          2

                        Item 2. Management's Discussion and
                                        Analysis of Financial Condition
                                        and Results of Operations.             7


Part II.                OTHER INFORMATION

                        Item 1. Legal Proceedings.                             9

                        Item 6. Exhibits and Reports on Form 8-K.             10

                                 ---------------

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

                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)

                                                  QUARTER ENDED            SIX MONTHS ENDED
                                                     JUNE 30,                 JUNE 30,
                                            ----------------------     -------------------------
                                                1996       1995           1996          1995
Net Sales                                    $ 934,048  $1,109,295      $1,912,303    $2,130,441
Costs and other charges:
   Cost of products sold                       709,583     693,129       1,388,290     1,355,958
   Selling and administrative expenses          99,478      98,634         202,977       189,268
   Depreciation and cost of timber harvested    69,464      68,487         137,914       134,851
                                             ---------   ---------     -----------    ----------
      Income from operations                    55,523     249,045         183,122       450,364
                                             ---------   ---------     -----------    ----------

Gross interest expense                          28,841      31,905          57,073        64,840
   Less capitalized interest                      (942)     (2,153)         (1,802)       (7,231)
Other (income) expense - net                    (7,133)      2,514          (3,655)        3,529
                                             ---------   ---------     -----------    ----------
      Income before income taxes
       and minority interest                    34,757     216,779         131,506       389,226
                                             ---------   ---------     -----------    ----------
Income taxes:
   Current                                       9,757      53,004          32,206        97,405
   Deferred                                      3,628      27,521          16,977        47,861
                                             ---------   ---------     -----------    ----------
     Total income taxes                         13,385      80,525          49,183       145,266
                                             ---------   ---------      -----------    ----------
Minority interest (net of tax)                  (3,233)     (3,103)         (5,681)       (5,802)
                                             ---------   ---------     -----------    ----------
      Net Income                             $  18,139   $ 133,151        $ 76,642     $ 238,158
                                             =========   =========     ============   ==========

Earnings per share:                              $0.26       $1.90           $1.11         $3.40

Dividends per share                              $0.45       $0.41           $0.90         $0.80

Earnings per share are computed on the
basis of the average number of common
 shares outstanding:
                                                 1996               1995

          Quarter Ended June 30,            68,960,257         70,074,370

          Six Months Ended June 30,         69,034,603         70,055,541





See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                 JUNE 30,      DECEMBER 31,
                                                     1996           1995
                                                     ----           ----
ASSETS

Cash and cash equivalents                        $   45,075     $   30,332

Receivables-net                                     484,945        489,967

Inventories at lower of cost or market:

  Finished goods                                    214,298        242,732
  Raw materials                                     106,738        109,181
  Supplies                                          118,326        116,804
                                                    -------        -------
     Total inventories                              439,362        468,717
                                                    -------        -------

Assets held for resale                                1,302          1,289

Other                                                47,517         43,512
                                                     ------         ------

     Total current assets                         1,018,201      1,033,817

Plant and equipment, at cost                      6,416,967      6,304,113
  Less:  accumulated depreciation                 3,044,331      2,918,963
                                                  ---------      ---------
                                                  3,372,636      3,385,150
Timberlands, less cost of timber harvested          348,970        274,935
                                                  ---------      ---------
     Total property                               3,721,606      3,660,085
                                                  ---------      ---------


Other assets                                        176,387        144,441
                                                  ---------      ---------
     Total Assets                               $ 4,916,194    $ 4,838,343
                                                ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                               $  647,040     $  620,113

Long-term debt                                     1,189,957      1,151,536

Deferred income taxes                                727,717        709,850

Other liabilities and minority interest              245,666        235,152

Stockholders' equity (Shares outstanding
   1996: 68,589,126;  1995: 69,078,078)            2,105,814      2,121,692
                                                   ---------      ---------

     Total Liabilities and Stockholdes' Equity    $4,916,194     $4,838,343
                                                  ==========     ==========

  See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                                JUNE 30,
                                                       -------------------------
                                                            1996          1995
Cash Provided By (Used For) Operations:
  Net income                                              $ 76,642     $238,158
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                     146,680      142,982
     Deferred income taxes                                  16,977       47,861
     Other                                                   8,496        2,474

     Changes in operational assets and liabilities:
       Receivables                                           5,159      (95,629)
       Inventories                                          29,230      (33,618)
       Other assets                                         (6,017)     (10,376)
       Accounts payable, taxes and other liabilities       (16,055)      (7,471)
                                                           -------       ------

         Cash Provided By Operations                       261,112      284,381

Cash (Used For) Provided By Investment Activities:
  Capital expenditures:
    Plant and equipment                                 (117,358)       (98,920)
    Timberlands                                          (81,031)       (10,250)
  Proceeds from sale of businesses                             -         35,862
  Payments for acquired businesses                       (31,850)             -
  Other                                                   (6,774)         4,298
                                                        --------        -------
                                                        (237,013)       (69,010)
                                                        --------        -------

Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                     106,277       (122,447)
  Repayments of long-term debt                           (21,048)       (15,630)
  Repurchase of common stock                             (32,065)             -
  Dividends paid                                         (62,085)       (56,049)
                                                         -------       --------
                                                          (8,921)      (194,126)
                                                         -------       --------

Effect of exchange rate changes on cash                     (435)           291
                                                            ----            ---

Increase (decrease) in cash and cash equivalents          14,743         21,536

Balance at beginning of year                              30,332         13,256
                                                          ------         ------

Balance at end of period                                 $ 45,075      $ 34,792
                                                         ========      ========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                  $56,043       $57,616
    Income taxes                                          $38,886       $93,555

See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature, except as described in Notes 2, 3 and 6.

Note 2. Included in "Income from Operations" for the current quarter is a $2.9 million pre-tax charge for estimated severance costs related to the company's decision to outsource timber harvesting operations in the third quarter of 1996. Included in last year's results for the second quarter was a $6.4 million gain from the sale of a flexible packaging operation.


Note 3. Included in "Other Income/Expense" for the second quarter of 1996 is a $4.2 million pre-tax gain from the sale of land by the company's Bush Boake Allen flavor and fragrance business.

Note 4. "Other Assets" increased by more than $31 million from year-end 1995, primarily due to a $22.5 million investment to acquire a 50% interest in a corrugated container plant in Turkey.

Note 5. Included in "Current Liabilities" are $154 million and $90 million of commercial paper borrowings at June 30, 1996 and year-end 1995, respectively. (See Note 6 below.)

Note 6. Effective July 2, 1996, the company filed an amended Annual Report on Form 10-K/A for the year ended December 31, 1995, and an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996. The amendments reflected the reclassification of $46 million of commercial paper borrowings which had originally been included in "Long-Term Debt" in the December 31, 1995 and March 31, 1996 Consolidated Balance Sheets. These restatements increased current liabilities by $46 million with corresponding decreases in long-term debt. Since the filing of the amended Forms 10-K/A and 10-Q/A, the company has extended a revolving credit agreement which permits inclusion of the above commercial paper borrowings within "Long-Term Debt". Accordingly, the company has included $46 million of commercial paper borrowings in "Long-Term Debt" for the June 30, 1996 Consolidated Balance Sheet.

Note 7. Included in "Other Liabilities and Minority Interest" at June 30, 1996 and year-end 1995 are $74.7 million and $69.3 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.

Note 8. Certain amounts have been reclassified for 1995 to conform with the 1996 presentation.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Net income for the second quarter of 1996 was $18.1 million or $.26 per share, compared to $133.2 million or $1.90 per share for the second quarter of last year. The significant decline in earnings occurred as a result of the continued unfavorable pricing climate in both the domestic and export paper products markets. Operating income for the quarter was $55.5 million, a 78% decrease from the $249.0 million reported for last year's second quarter. Last year's second quarter results included a $.06 per share gain from the sale of a flexible packaging operation.

Net income for the first half of 1996 was $76.6 million or $1.11 per share, compared to $238.2 million or $3.40 per share for the same period last year. Operating income for the first half of 1996 was $183.1 million, a 59% decrease from the $450.4 million reported for the first half of 1995.

Net sales for the second quarter were $934 million, 16% below the previous year's comparable quarter. Total paper product shipments for the quarter were approximately 879,000 tons, a 6% decline from last year's second quarter. Lower selling prices for the company's paper and packaging products also contributed to the decrease in revenue.

Operating income for the paper and paperboard segment was $13.9 million, a 94% decrease from the $216.6 million reported for the second quarter of last year. The decline in earnings was primarily attributable to lower average selling prices for both domestic and export linerboard and uncoated business papers and a 29% decrease in linerboard shipments from the level achieved in 1995's second quarter. Average selling prices for the company's linerboard and uncoated business papers decreased 40% and 28%, respectively, compared to last year's second quarter, reflecting the impact of a continued sluggish economy. As a result of the slowness in the market, the company took approximately 75,000 tons of market-related linerboard downtime during the second quarter, and anticipates taking 65,000 tons of additional linerboard downtime during the third quarter. Included in operating income for the quarter is a $2.9 million pre-tax charge for estimated severance costs related to the company's decision to outsource timber harvesting operations in the third quarter of 1996.

Packaging segment operating income was $15.8 million for the second quarter of 1996, compared to $18.3 million for last year's comparable quarter. Included in last year's results was income of $3.3 million from non-recurring items, primarily the result of a gain from the sale of a flexible packaging operation. Earnings for the flexible packaging operations in the second quarter of 1996 improved substantially over the same quarter of last year, primarily attributable to an improvement in average selling prices and a reduction in overall costs. Although average selling prices decreased for the domestic corrugated container operations, operating income remained level with last year's second quarter due to significant cost reductions. Overseas container operations reported a $2.8 million decline in operating income primarily resulting from lower average selling prices, which was partially offset by an increase in shipments.

The company's non-paper businesses reported an 18% decrease in operating income, compared to last year's second quarter. The chemical operations reported operating income of $17.8 million, 22% below the second quarter of last year. Although total shipments increased for the chemical operations, lower average selling prices more than offset the increase, resulting in the decline in operating income. Operating income weakened slightly within the company's Bush Boake Allen flavors and fragrances business, also contributing to the decline in earnings in the chemical operations. Operating income for the wood products segment was $10.3 million for the quarter, compared to $11.3 million for last year's second quarter, due to a combination of decreased volume and lower average selling prices for the quarter. However, the downward trend of the last several quarters has begun to turnaround, as wood products operating income almost doubled over the first quarter of 1996.

Depreciation expense for the second quarter was level with last year's comparable period and increased 1% for the first half of 1996 compared to last year's first half. The increase is primarily due to the start up of a recovery boiler at the Savannah mill at the end of the first quarter of last year.

Cash flow from operations for the first half of 1996 was $261.1 million, compared to $284.4 million for last year's comparable period. The decrease was primarily due to the lower earnings and decreased deferred taxes, partially offset by decreased working capital during the first half of this year. Capital expenditures for the first half of this year totaled $198.4 million, compared to $109.2 million last year. This increase is primarily attributable to a large timberland acquisition in early 1996. Total debt increased $85 million during the first half of 1996, primarily attributable to increased commercial paper borrowings. The ratio of long-term debt to total capital was 29.6% at June 30, 1996, compared to 28.9% at year-end 1995.

Net working capital was $371.2 million at June 30, 1996, compared to $413.7 million at year-end 1995. The decrease in working capital was primarily attributable to an increase in short-term commercial paper borrowings combined with a decrease in inventory.

During the second quarter of 1996, the company repurchased 603,200 shares of its common stock for a total cost of $32.1 million, under its stock repurchase program.

In April 1996, the company entered into a definitive agreement to acquire the outstanding shares of The Alling & Cory Company (Alling & Cory) a paper distribution business, for a combination of company common stock and cash totaling approximately $88 million. Alling & Cory had net sales of $764 million in 1995. The acquisition was approved by Alling & Cory stockholders and closed on August 2, 1996.

In June 1996, the company decided to exit the Kansas City container market. This decision will not have a significant impact on the company's operations. Subsequent to the close of the second quarter, the company signed a letter of intent to sell the Kansas City container plant as an ongoing business.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

        In its Annual Report on Form 10-K for the year ended December 31, 1995, the Company reported that the United States Environmental Protection Administration ("EPA") had notified the Company it was contemplating commencing a civil action against Union Camp and several other potentially responsible parties under the Comprehensive Environmental Response and Compensation Liability Act ("CERCLA") for recovery of past and future remediation costs incurred by the EPA at the Bayou Bonfouca Superfund Site in Slidell, Louisiana which operated as a wood treatment facility from 1882 to 1972. The EPA has spent approximately $100 million for remediation at the site and has stated there will be future response costs. In 1956 a subsidiary of Union Camp acquired the assets of American Creosoting Company which included the stock of a subsidiary which owned and operated the Slidell facility since 1933. The Slidell facility was sold in 1958 and the subsidiary was sold in 1964.

Representatives of the Company met with the EPA to discuss their respective views of this matter and possible settlement. Thereafter, in May 1996, the EPA filed suit against the Company in the U.S. District Court for the District of Louisiana seeking recovery for past and future response costs. The State of Louisiana filed a similar claim against the Company seeking to recover the share of the response costs for which it is responsible under CERCLA. The EPA alleges that Union Camp has owner and/or operator status under CERCLA by virtue of its ownership of the subsidiary which owned the Slidell facility. Union Camp denies it ever owned and/or operated the Slidell facility. While it is not possible to estimate the likely outcome of these proceedings, Union Camp believes it has meritorious defenses based upon longstanding principles of corporate and shareholders' liability.

Item 6. Exhibits and Reports on Form 8-K.

        a)     Exhibits.

               No.                          Description

               3.2                          Bylaws of Union Camp Corporation,
                                            as amended June 25, 1996.

               10                           Union Camp Corporation Supplemental
                                            Retirement Income Plan for Executive
                                            Officers as amended and restated
                                            June 24, 1996.

               11                           Statement re computation of per share earnings.

               27                           Financial data schedule.


        b)     Reports on Form 8-K.

               No Current Report on Form 8-K was filed by the Registrant during the second quarter of 1996.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                UNION CAMP CORPORATION
                                                      (Registrant)



Date: August 6, 1996                            /S/ Dirk R. Soutendijk
                                               ----------------------
                                               DIRK R. SOUTENDIJK
                                               VICE PRESIDENT, GENERAL COUNSEL
                                               AND SECRETARY



Date: August 6, 1996                           /S/ Robert E. Moore
                                               -------------------
                                               ROBERT E. MOORE
                                               VICE PRESIDENT AND COMPTROLLER
                                               (Chief Accounting Officer)

                                  EXHIBIT INDEX


                                                                SEQUENTIALLY
                                                                   NUMBERED
NO.                   DESCRIPTION                                    PAGE
3.2                   Bylaws of Union Camp Corporation,              14
                      as amended June 25, 1996

10                    Union Camp Corporation Supplemental            35
                      Retirement Income Plan for Executive
                      Officers as amended and restated
                      June 24, 1996

11                    Statement re computation of per               49
                      share earnings

27                    Financial data schedule                       50