Form 10-Q
period 1996-09-30
UNION CAMP CORP
filed 1996-11-13
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------

                                Commission file Number 1-4001


                      UNION CAMP CORPORATION
  -------------------------------------------------------------------
       (Exact Name of Registrant as Specified in Its Charter)


               VIRGINIA                                 13-5652423
  -------------------------------------------------------------------
  (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)


      1600 VALLEY ROAD, WAYNE, NEW JERSEY                 07470
  -------------------------------------------------------------------
    (Address of Principal Executive Offices)            (Zip Code)


                                 (201) 628-2000
  -------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                            YES   X       NO
                                                -----        ------

69,640,369 shares of Registrant's Common Stock, Par Value $1 Per Share, were outstanding as of the close of business on September 30, 1996.

                             UNION CAMP CORPORATION

                                      INDEX

                                                                  Page
Part I.        FINANCIAL INFORMATION*

               Item 1.  Financial Statements.                          2

               Item 2.  Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations.                      7

Part II.       OTHER INFORMATION

               Item 1.  Legal Proceedings.                              9

               Item 6.  Exhibits and Reports on Form 8-K.               9


                         ------------------------------

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

                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)

                                                   QUARTER ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                ----------------------     ------------------------
                                                  1996          1995          1996          1995
                                                  ----          ----          ----          ----
Net Sales                                      $1,017,310    $1,073,494    $2,929,613    $3,203,935

Costs and other charges:

   Cost of products sold                          794,319       674,033     2,182,609     2,029,991
   Selling and administrative expenses            105,454        96,140       308,431       285,408
   Depreciation and cost of timber harvested       70,578        68,732       208,492       203,583
                                               ----------    ----------    ----------    ----------

      Income from operations                       46,959       234,589       230,081       684,953

Gross interest expense                             29,334        29,892        86,407        94,732
   Less capitalized interest                       (1,046)         (851)       (2,848)       (8,082)
Other (income) expense - net                       (7,869)       (4,126)      (11,524)         (597)
                                               ----------    ----------    ----------    ----------

      Income before income taxes and
          minority interest                        26,540       209,674       158,046       598,900
                                               ----------    ----------    ----------    ----------

Income taxes:

   Current                                          6,591        51,915        38,797       149,320
   Deferred                                         3,147        25,167        20,124        73,028
                                               ----------    ----------    ----------    ----------
   Total income taxes                               9,738        77,082        58,921       222,348
                                               ----------    ----------    ----------    ----------

Minority interest (net of tax)                     (2,449)       (2,846)       (8,130)       (8,648)
                                               ----------    ----------    ----------    ----------

     Net Income                                $   14,353    $  129,746    $   90,995    $  367,904
                                               ==========    ==========    ==========    ==========


Earnings per share:                                 $0.21         $1.85         $1.32         $5.25

Dividends per share                                 $0.45         $0.41         $1.35         $1.21

Earnings per share are computed on the basis of the average number of common shares outstanding:

                                                  1996           1995
                                                  ----           ----
          Quarter Ended September 30,          69,421,132     70,199,410

          Nine Months Ended September 30,      69,164,387     70,104,025

See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         1996              1995
                                                     -------------      ------------
ASSETS

Cash and cash equivalents                              $   54,148        $   30,332

Receivables-net                                           548,303           489,967

Inventories at lower of cost or market:
  Finished goods                                          248,713           242,732
  Raw materials                                           106,902           109,181
  Supplies                                                116,940           116,804
                                                       ----------        ----------
     Total inventories                                    472,555           468,717
                                                       ----------        ----------
Assets held for resale                                          -             1,289

Other                                                      41,266            43,512
                                                       ----------        ----------
     Total current assets                               1,116,272         1,033,817
                                                       ----------        ----------
Plant and equipment, at cost                            6,517,458         6,304,113
  Less:  accumulated depreciation                       3,126,818         2,918,963
                                                       ----------        ----------
                                                        3,390,640         3,385,150
Timberlands, less cost of timber harvested                349,637           274,935
                                                       ----------        ----------
     Total property                                     3,740,277         3,660,085
                                                       ----------        ----------
Other assets                                              218,936           144,441
                                                       ----------        ----------
     Total Assets                                      $5,075,485        $4,838,343
                                                       ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                    $  599,538        $  620,113

Long-term debt                                          1,337,790         1,151,536

Deferred income taxes                                     736,496           709,850

Other liabilities and minority interest                   259,177           235,152

Stockholders' equity (Shares outstanding
   1996: 69,640,369;  1995: 69,078,078)                 2,142,484         2,121,692
                                                        ----------        ----------
     Total Liabilities and Stockholders' Equity        $5,075,485        $4,838,343
                                                        ==========        ==========


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               -------------------
                                                                1996         1995
                                                                ----         ----
Cash Provided By (Used For) Operations:

  Net income                                                  $  90,995   $ 367,904
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                          221,756     215,690
     Deferred income taxes                                       20,124      73,028
     Other                                                       11,041       8,544

     Changes in operational assets and liabilities:
       Receivables                                               25,461     (68,867)
       Inventories                                               36,119     (50,328)
       Other assets                                               1,448      (4,591)
       Accounts payable, taxes and other liabilities            (37,148)      6,817
                                                              ---------   ---------
         Cash Provided By Operations                            369,796     548,197
                                                              ---------   ---------
Cash (Used For) Provided By Investment Activities:
  Capital expenditures:
    Plant and Equipment                                        (191,632)   (159,172)
    Timberlands                                                 (85,878)    (18,503)
  Proceeds from sale of businesses                                 --        36,133
  Payments for acquired businesses                              (37,269)       --
  Other                                                           4,460       7,485
                                                              ---------   ---------
                                                               (310,319)   (134,057)
                                                              ---------   ---------

Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                             21,003    (275,792)
  Repayments of long-term debt                                  (48,052)    (46,216)
  Proceeds from issuance of long-term debt                      150,000      22,625
  Repurchase of common stock                                    (65,114)       --
  Dividends paid                                                (93,550)    (84,835)
                                                              ---------   ---------
                                                                (35,713)   (384,218)
                                                              ---------   ---------
Effect of exchange rate changes on cash                              52         119
                                                              ---------   ---------
Increase (decrease) in cash and cash equivalents                 23,816      30,041

Balance at beginning of year                                     30,332      13,256
                                                              ---------   ---------
Balance at end of period                                      $  54,148   $  43,297
                                                              =========   =========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                      $  88,639   $  93,257
    Income taxes                                              $  44,275   $ 128,559

See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature, except as described in Notes 3 and 4.

Note 2. On August 2, 1996, the company acquired The Alling & Cory Company (Alling & Cory) a paper distribution business, for consideration totaling $88.5 million, consisting of 1.7 million shares of company common stock and $5.4 million cash. The acquisition was accounted for under the purchase method and accordingly, the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the estimated fair values of the net tangible and intangible assets acquired has been treated as goodwill. Goodwill will be amortized on a straight-line basis over a period not to exceed 40 years. This acquisition did not have a material pro forma impact on consolidated earnings.

Note 3. Included in "Income from Operations" for the nine months ended September 30, 1996 is a second quarter pre-tax charge of $2.9 million for estimated severance costs related to the company's decision to outsource timber harvesting operations.

Note 4. Included in "Other Income/Expense" for the third quarter of 1996 is a $3.2 million pre-tax gain from the sale of land.

Note 5. "Other Assets" increased by more than $74 million from year-end 1995, primarily due to an investment in a 50% interest in a corrugated container plant in Turkey, and due to goodwill associated with the acquisition of Alling & Cory in August 1996.

Note 6. Included in "Current Liabilities" are $84 million and $90 million of commercial paper borrowings at September 30, 1996 and year-end 1995, respectively.

Note 7. The company has included $46 million of commercial paper borrowings in "Long-Term Debt" for the September 30, 1996 Consolidated Balance Sheet.

Note 8. Included in "Other Liabilities and Minority Interest" at September 30, 1996 and year-end 1995 are $77.2 million and $69.3 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.

Note 9. Certain amounts have been reclassified for 1995 to conform with the 1996 presentation.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Net income for the third quarter of 1996 was $14.4 million or $.21 per share, compared to $129.7 million or $1.85 per share for the third quarter of last year. The significant decline in earnings was primarily due to lower product prices in both the domestic and export paper and paper products markets.
Operating income for the quarter was $47.0 million, an 80% decrease from the $234.6 million reported for last year's third quarter.

Net income for the first nine months of 1996 was $91.0 million or $1.32 per share, compared to $367.9 million or $5.25 per share for the same period last year. Operating income for the first nine months of 1996 was $230.1 million, a 66% decrease from the $685.0 million reported for the first nine months of 1995.

Net sales for the third quarter were $1.0 billion, 5% below the previous year's comparable quarter. Total paper product shipments were approximately 881,000 tons, a 3% increase from last year's third quarter. However, lower selling prices for the company's paper and packaging products more than offset the slight increase in volume. Included in third quarter sales is $112 million from The Alling & Cory Company (Alling & Cory), a paper distribution business acquired in August 1996. Their impact on third quarter operating results was not material.

Operating income for the paper and paperboard segment was $20.5 million, a 90% decrease from the $215.2 million reported for the third quarter of last year. The decline in earnings was primarily attributable to lower average selling prices for both domestic and export linerboard and uncoated business papers, despite an increase in shipments. Average selling prices for the company's linerboard and uncoated business papers decreased 44% and 33%, respectively, compared to last year's third quarter, however, linerboard prices began to improve during the period. As a result of the market conditions during the third quarter, the company took approximately 65,000 tons of market-related linerboard mill downtime, and anticipates taking 26,000 tons of linerboard mill downtime during the fourth quarter.

Packaging segment operating income was $9.8 million for the third quarter of 1996, compared to $10.9 million for last year's comparable quarter. Average selling prices decreased for the domestic corrugated container operations, resulting in a 17% decrease in operating income for the third quarter of 1996 compared to the same period of 1995. However, prices for corrugated containers began to stabilize near the end of the quarter as demand strengthened. Earnings for the flexible packaging operations in the third quarter of 1996 improved 16% over the same quarter of last year, primarily attributable to an improvement in average selling prices. Overseas corrugated container operations reported a $1.7 million decline in operating income primarily resulting from lower average selling prices, which was partially offset by an increase in shipments.

The company's non-paper businesses reported an 18% increase in operating income, compared to last year's third quarter. Operating income for the wood products segment was $16.1 million for the quarter, compared to $5.1 million for last year's third quarter. Volume and average selling prices increased compared to the third quarter of 1995 and the second quarter of 1996, as lumber prices continued to improve during the year. The chemical group reported operating income of $16.5 million, 27% below the third quarter of last year. Although shipments for the specialty chemical operations increased, the combination of lower average selling prices and higher raw material costs more than offset the increase, resulting in the decline in operating income. Raw material costs are continuing to increase into the fourth quarter. Also contributing to the decline in group earnings was weakness within the company's Bush Boake Allen flavors, fragrances and aroma chemicals business. The weakness was primarily in aroma chemicals, reflecting reduced sales volumes and continuing cost pressures on turpentine based products.

Depreciation expense for the first nine months of 1996 increased 1% compared to the comparable period of 1995, due to the start up of a recovery boiler at the Savannah mill at the end of the first quarter of last year.

Cash flow from operations for the first nine months of 1996 was $369.8 million, compared to $548.2 million for last year's comparable period. The decrease was primarily due to the lower earnings and decreased deferred taxes, partially offset by decreased working capital (excluding the effect of the Alling & Cory acquisition). Capital expenditures for the first nine months of this year totaled $277.5 million, compared to $177.7 million last year. This increase is primarily due to a large timberland acquisition in early 1996. Total debt increased $123 million during the first nine months of 1996, primarily attributable to the issuance of $150 million of 7% 10-year notes. The ratio of long-term debt to total capital was 31.7% at September 30, 1996, compared to 28.9% at year-end 1995.

On August 2, 1996, the company acquired the outstanding shares of Alling & Cory for consideration totaling $88.5 million, consisting of 1.7 million shares of company common stock and $5.4 million cash.

Net working capital was $516.7 million at September 30, 1996, compared to $413.7 million at year-end 1995. The increase in working capital was primarily attributable to the acquisition of Alling & Cory.

During the third quarter of 1996, the company repurchased 668,000 shares of its common stock for a total cost of $33.0 million, bringing the total stock repurchased this year under its stock repurchase program to 1.3 million shares.

In September 1996, the company sold its Kansas City container plant. This sale did not have a significant impact on the company's operations.


--------------------------------------------------------------------------------
Statements in this report that are not historical are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties with respect to the company include the effect of general economic conditions, fluctuations in supply and demand for the company's products including exports and potential imports, paper industry production capacity, operating rates and competitive pricing pressures.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

               During the second quarter of 1995 Union Camp was named as a defendant in two lawsuits brought in Texas state court in Brazoria County by approximately 2,700 plaintiffs who, for the most part, alleged they sustained personal injury while performing work at various sites in Alabama. Approximately 50 of these plaintiffs claimed to have been exposed to asbestos on the Company's premises in Alabama. Approximately 180 other defendants were named in these two Brazoria County suits. In February 1996 the Company entered a settlement agreement with the attorneys for approximately 1,250 of these plaintiffs for an amount which was not material to the Company. During the third quarter of 1996 settlement was reached with attorneys representing the remaining 1,450 plaintiffs for an amount which is not material to the Company.

Item 6. Exhibits and Reports on Form 8-K.

        a)     Exhibits.

               No.           Description

               3.2           Bylaws of Union Camp Corporation,
                             as amended September 24, 1996.

               11            Statement re computation of per share earnings.

               27            Financial data schedule.

        b)     Reports on Form 8-K.

               During the third quarter of 1996, the Registrant filed a Current Report on Form 8-K dated August 16, 1996 in which it reported under Item 5 - "Other Events".

                                      SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  UNION CAMP CORPORATION
                                            ----------------------------------
                                                   (Registrant)



Date: November 13, 1996                     /S/ Dirk R. Soutendijk
      ----------------------                ----------------------------------
                                            DIRK R. SOUTENDIJK
                                            VICE PRESIDENT, GENERAL COUNSEL
                                            AND SECRETARY



Date: November 13, 1996                     /S/ JAMES M. REED
      ----------------------                ----------------------------------
                                            VICE CHAIRMAN OF THE BOARD AND
                                            CHIEF FINANCIAL OFFICER

                                    EXHIBIT INDEX


                                                                   SEQUENTIALLY
                                                                     NUMBERED
NO.         DESCRIPTION                                                PAGE

3.2         Bylaws of Union Camp Corporation,                           13
            as amended September 24, 1996

11          Statement re computation of per                             34
            share earnings

27          Financial data schedule                                     35
