Form 10-K405
period 1996-12-31
UNION CAMP CORP
filed 1997-03-27
CIK 100783

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                     Commission File
         DECEMBER 31, 1996                             NUMBER 1-4001

                             UNION CAMP CORPORATION

         A Virginia Corporation                        13-5652423
                                                       I.R.S. Employer
                                                       Identification No.)

                                1600 Valley Road
                             Wayne, New Jersey 07470
                            Telephone (201) 628-2000

Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of Each Exchange
       Title of Each Class                              on Which Registered
       -------------------                              --------------------
       Common Stock, $1 par value..................   New York Stock Exchange;
                                                        Pacific Stock Exchange
       Preferred Stock Purchase Rights.............   New York Stock Exchange;
                                                        Pacific Stock Exchange
       8 5/8% Sinking Fund
         Debentures Due April 15, 2016.............   New York Stock Exchange

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |'ch'| No |_|

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |'ch'|

        On March 4, 1997, 69,244,830 shares of Registrant's Common Stock, $1 par value, were outstanding. On March 4, 1997, the closing price per share for the Common Stock as reported on the Composite Tape for issues listed on the New York Stock Exchange was $48.375 and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $3,349,718,651.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Union Camp 1996 Annual Report") are incorporated by reference in Parts I, II and IV of this Form 10-K.

        Portions of Registrant's Proxy Statement, dated March 21, 1997 (the "Union Camp 1997 Proxy Statement"), are incorporated by reference in Part III of this Form 10-K.

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

               Union Camp's principal business segments are the manufacture and sale of paper and paperboard, packaging products and wood products and the production and sale of chemicals, including flavors and fragrances. Information about developments during 1996 relating to Union Camp's business appears in the following portions of the Union Camp 1996 Annual Report and is incorporated by reference in this Item 1: the text under the captions "Fine Paper" on page 18 (other than the pie chart and caption describing the photograph on that page); "Packaging" on page 19 (other than the pie chart and caption describing the photograph on that page); "Chemicals" on page 20 (other than the pie chart and caption describing the photograph on that page); and "Forest Resources" on page 21(other than the pie chart and caption describing the photograph on that page). Information about the Company's research and development costs appears under the caption "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on page 34 of the Union Camp 1996 Annual Report and is incorporated by reference in this Item 1.

               Revenue, operating profits and other financial data for the principal business segments and for the foreign and domestic operations and the dollar amounts of export sales of Union Camp for the years ended December 31, 1996, 1995 and 1994 appear in Note 17 of Notes to Consolidated Financial Statements on pages 41 and 42 of the Union Camp 1996 Annual Report and are incorporated by reference in this Item 1. The international operations of Union Camp and its subsidiaries are subject to the risks of doing business abroad, including currency fluctuations, foreign government regulation and changes in political environments.

               During 1996, Union Camp's consolidated sales and operating profit were generated primarily by domestic operations.

PAPER AND PAPERBOARD

               Union Camp's Fine Paper Division produces bleached paper and paperboard and its kraft Paper and Board Division produces kraft paper and paperboard. Those products are its largest contributors to profits. Union Camp's total production of bleached and kraft paper and paperboard in 1996 was approximately 3,436,000 tons, of which about 57% was kraft and 43% was bleached.

               The Company operates four large paper mills at Savannah, Georgia, Prattville, Alabama, Franklin, Virginia and Eastover, South Carolina. They are fully integrated in that all pulp required to support paper manufacturing is produced at the mill sites. Combined operating capacity is estimated to be approximately 3.7 million tons in 1997.

               The Savannah, Georgia mill produces kraft linerboard and paper, including saturating kraft, a specialized paper which is used by others as a backing material for decorative and industrial laminates. Kraft paper is used primarily in the manufacture of multiwall bags and kraft linerboard is used primarily in the manufacture of corrugated shipping containers (see the next section entitled "Packaging Products"). There are six machines at the Savannah mill.

               The two paper machines at the Prattville, Alabama mill produce kraft linerboard.

               In 1996, the Company converted about 62% of its kraft linerboard and paper production into packaging products and sold essentially all of the rest to others for conversion into similar products.

               The Franklin, Virginia mill produces uncoated free sheet which is sold in roll and sheet form. These sales are to converters who use uncoated free sheet primarily to make envelopes and forms, to merchant distributors and major end users who use it in business and printing papers and to retail distributors. The mill also produces coated and uncoated bleached bristols which are sold for a variety of end uses, such as publishing, greeting cards, book covers and file folders. There are four paper machines and two board machines at this mill. The Franklin mill includes a recycled (deinked) pulp facility. The deinked facility removes ink from office waste paper and produces recycled pulp for the manufacture of recycled content white paper and board. Recycled content paper is sold as Union Camp branded products such as Collage('tm') and Great White('tm'). Deinked pulp not used for recycled products is sold to others.

               The Eastover, South Carolina mill produces uncoated free sheet which, like the Franklin product, is sold to others in roll and sheet form for the same end uses. The two-machine Eastover mill has an excess of pulp capacity which is used together with an on-site pulp dryer to produce bleached pulp for sale to others in domestic and international markets.

               In 1996, Union Camp sold about 30% of its fine paper and paperboard production in converted or sheet form. This includes approximately 1% converted by its own plants into folding cartons and bags.

               The four integrated mills use sulfate pulping chemistry, also referred to as the kraft process. Both hardwood and pine timber are used at all four mills. Approximately 27% of the Company's wood pulp production utilizes timber harvested from lands owned or controlled by the Company. Timber use at the Prattville, Savannah and Franklin mills is supplemented with recycled waste paper acquired from others and the Company's converting plants (see the next section entitled "Packaging Products").

PACKAGING PRODUCTS

               From its mill production of paper and paperboard, Union Camp makes bags and sacks and corrugated and solid fibre containers.

               Union Camp produces multiwall and consumer bags used to package cement, feed, fertilizer, clay, pet food, chemical and mineral products and specialty bags used in packaging pet food, charcoal, produce, sugar, flour, seed, coffee, cookies, microwaveable popcorn and other miscellaneous items. Union Camp also produces linear low density plastic products including film for consumer applications and for industrial applications, such as plastic shipping sacks to package salt, bark, soil, insulation, resins and chemicals. In March 1997 the Company acquired seventy-five percent of the capital stock of Puntapel, S.A., a manufacturer of multiwall bags used primarily to package cement, flour and sugar. Puntapel's plant is located in San Luis, Argentina.

               Union Camp produces corrugated and solid fibre containers used to ship and store canned, bottled and packaged products for a wide variety of customers, including food processors and textile, furniture, chemical and automotive manufacturers. In April 1996 a new corrugated container plant in Hanford, California began producing heavy duty corrugated products including laminated bulk packaging and triplewall to serve the general industrial, agricultural, petrochemical and material handling markets. In January 1996, Union Camp's Container Division acquired the operating assets of O'Grady Containers, Inc., a Fort Worth, Texas based manufacturer of corrugated boxes, multicolor direct print graphics packaging and point of purchase displays.

               The Company's Folding Carton Division operates three plants which produce cartons with high quality gravure and lithographic printing, which are used principally by the cosmetics and pharmaceutical industries for shelf packaging in retail stores.

               The International Packaging Division manufactures corrugated containers at wholly-owned, consolidated subsidiaries in Chile, Spain, the Republic of Ireland and Puerto Rico. Union Camp holds a 30% interest in Zucamor S.A., Argentina's leading independent corrugated container company, which it purchased during 1994. In March 1996, the Company entered a joint venture in Turkey with KAV Orman Sanayii A.S., a subsidiary of KOC Holding
Company, one of the world's largest industrial companies, to operate a corrugated container plant serving agricultural and industrial markets in Turkey. Through a joint venture, a corrugated container plant is under construction in Guangzhou, Peoples Republic of China.

WOOD PRODUCTS

               Union Camp produces southern pine lumber, plywood and particleboard. Its wood products mills have the capacity to produce 500,000,000 board feet of lumber, 234,000,000 square feet (3/8" basis) of plywood and 117,000,000 square feet (3/4" basis) of particleboard annually. Union Camp's wood products mills produced at 95% of capacity in 1996. Its wood products are used in home construction and industrial markets such as furniture, cabinets and fixtures. The wood products mills also produce significant quantities of wood chips for use in Union Camp's papermaking operations.

               The Company will commence construction of a new facility adjacent to its existing veneer plant in Thorsby, Alabama which will produce laminated veneered lumber and wood I-joists for engineered wood product markets. The facility is scheduled to be completed in 1998.

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

               In June 1994, Bush Boake Allen Inc. completed an initial public offering of 32% of its outstanding common stock. Union Camp continues to own the remaining 68% of the stock.

               Bush Boake Allen Inc. is a producer of flavors (including essential oils, seasonings and spice extracts) and fragrances and aroma chemicals. The flavor products impart a desired taste and smell to a broad range of consumer products, including soft drinks, confections, dietary foods, snack foods, dairy products, pharmaceuticals and alcoholic beverages. The fragrance products are used in a wide variety of items, including fine fragrances, soaps, detergents, air fresheners, cosmetics and toiletries and related products. The flavor and fragrance compounds are sold primarily to major consumer product companies which use these products in conjunction with other natural and synthetic ingredients to make their products more appealing to consumers. The majority of the aroma chemicals produced by Bush Boake Allen are used by major multinational consumer product manufacturers and other fragrance and flavor compounders as fragrance raw materials. The remainder is sold to agrichemical and specialty chemical manufacturers or internally used by Bush Boake Allen in its production of fragrance compounds. Bush Boake Allen has developed a broad-based global presence with operations in 41 countries in North and South America, Europe, Asia, Australia, The Middle East and Africa.

PAPER DISTRIBUTION

               In August 1996 Union Camp acquired The Alling & Cory Company, a distributor of business communications and printing papers, industrial packaging and business products with its headquarters in Rochester, New York. Alling & Cory operates 15 distribution centers and 21 retail paper shops in Maryland, New Jersey, New York, Ohio, Pennsylvania and West Virginia. Alling & Cory's wholly owned subsidiary, the Alcor Envelope Company, Inc. operates an envelope converting facility in Hamburg, New York. Alling & Cory employs approximately 1,200 people.

LAND DEVELOPMENT AND HOUSING

               Union Camp's real estate subsidiary, The Branigar Organization, Inc., is engaged in the sale and development of land in Georgia, South Carolina and North Carolina for residential, recreational and commercial use. Another subsidiary, Transtates Properties Incorporated, sells and develops sites for commercial properties at highway interchanges in Georgia and South Carolina.

CAPITAL EXPENDITURES

               Information about Union Camp's 1996 and estimated 1997 capital expenditures appears on page 28 of the Union Camp 1996 Annual Report in the text under the caption "Capital Expenditures" and is incorporated by reference in this Item 1.

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

               Union Camp chemicals are sold worldwide with most sales being made to customers in the United States and European Economic Community countries. Through various overseas subsidiaries and related companies of Bush Boake Allen, Union Camp sells in the worldwide markets for flavors and fragrances and related products. Chemical products generally are sold directly to industrial users and to a lesser extent through agents and distributors. During 1996, Union Camp's chemical exports from the United States were about 7% of the total chemical sales of Union Camp and its subsidiaries. In addition, approximately 54% of such total chemical sales originated from the production facilities of subsidiaries located outside the United States.

               In 1996, Union Camp sold in the export market approximately 18% of its production of paper and paperboard.

COMPETITION

               All of Union Camp's products are sold in highly competitive markets in which there are many large and well-established companies, of which Union Camp is one. Competition in each of Union Camp's markets is based on price, quality of product, service and product innovation.

TIMBER RESOURCES

               The basic raw material for Union Camp's business is timber, a renewable resource. Union Camp controls approximately 1,589,000 acres of timberlands in Georgia, Alabama, Virginia, Florida, North Carolina and South Carolina, of which approximately 1,550,000 acres are owned by the Company and the balance is held under long-term leases. In 1996, Union Camp obtained approximately 30% of its total timber requirements from its own timberlands and purchased the balance from others.

               During the second half of 1996 the Company shut down its wood harvesting operations in southeast Georgia which had supplied the Savannah, Georgia mill. Four woodyards and three maintenance garages in Georgia were closed and the equipment used in these wood harvesting operations was sold. Independent harvesting contractors, who prior to the closure of the Company's operation had supplied most of the Savannah mill's raw material requirements for virgin fiber, now supply 100% of those needs.

               Union Camp operates its timberlands on a sustained yield basis. Union Camp began reforestation on its timberlands in the mid-1950's and now has approximately 964,000 acres in plantation growth. It planted about 42,000 acres under the plantation program in 1996 and expects to plant approximately 50,000 acres in 1997. These plantation programs result in increased yield per acre. The current growing cycle for most of Union Camp's plantations averages between 20 and 25 years. Union Camp anticipates that for the foreseeable future there will be an adequate supply of timber for its operations from its own lands and other sources.

ENVIRONMENTAL PROTECTION ACTIVITIES

               Union Camp is committed to complying with applicable environmental protection control laws. Wastewater treatment facilities and/or atmospheric emission control equipment at various Union Camp locations, which currently comply with applicable restrictions, may have to be upgraded to comply with new limitations. Such new limits may be imposed when federal and state permits are renewed or as regulations are promulgated implementing revisions to federal and state air and water pollution control laws.

               Union Camp invested approximately $33 million in environmental control facilities in 1996 and approximately $122 million over the past five years. Over the next two years, it is estimated that environmental control expenditures will average approximately 11% of projected capital spending. Environmental control expenditures divert capital and may increase operating and financing costs. To that extent, they have an adverse impact on earnings.

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

               In August 1992, Union Camp entered into a Consent Order with Region V of the U.S. Environmental Protection Agency (the "EPA") to conduct an investigation to ascertain existing conditions at the Company's Dover, Ohio facility under the Resource Conservation and Recovery Act. The site investigation and risk assessment report was initially submitted to the EPA in December 1994. After responding to comments by the EPA, the Company submitted a final risk assessment and site investigation report in late 1996 which were approved with modifications by the EPA. All outstanding issues regarding the need for further investigation and ascertaining risk to human health and the environment have been satisfactorily resolved. On the basis of the information presently available to it, Union Camp believes that remedial action required as a result of the investigation will not result in a material adverse effect on its financial condition.

EMPLOYEES

               Union Camp and its subsidiaries employ approximately 19,000 people, approximately 40% of whom are represented by a total of 66 unions under collective bargaining agreements. Contracts involving approximately 2,200 hourly employees were concluded during 1996 and contracts involving approximately 900 hourly employees remain in negotiation. Contracts involving approximately 1,700 hourly employees are subject to renegotiation and renewal in 1997. Union Camp believes that its relationship with its employees is favorable and it has not experienced a strike at any major facility since 1974.

ITEM 2.  PROPERTIES

               Union Camp's mills and plants, domestic and foreign, are at the locations listed below and primarily produce the items described in the heading for each group. Union Camp's corporate headquarters is in Wayne, New Jersey and its principal research facilities are located at its corporate technology center in Princeton, New Jersey. The Company's converting operations, the Container Division, the Flexible Packaging Division and the International Packaging Division, opened a Customer Resource Center in Spartanburg, South Carolina during 1996 which has technical facilities to develop and test packaging ideas, training facilities to educate employees and customers about packaging and graphics facilities where designers work with customers to produce packaging. Except for a few facilities which in the aggregate are not material, Union Camp owns all of the following mills and plants, in some cases subject to financing leases or similar arrangements.

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

Multiwall and Consumer Bags

     The plants listed below produce multiwall and consumer bags of various substrates for packaging products such as cement, seed, feed, pet food, sugar, cookies and popcorn.


     Hanford, California               Seymour, Indiana
     Hazleton, Pennsylvania            Sibley, Iowa
     Monticello, Arkansas              Spartanburg, South Carolina
     St. Louis, Missouri               Tifton, Georgia
     San Luis, Argentina



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



Ashbourne, Republic of Ireland             Lakeland, Florida
Atlanta, Georgia                           La Laguna, Tenerife, Spain
Auburn, Maine                              Las Palmas de Gran Canaria, Spain
Bayamon, Puerto Rico                       Madrid, Spain
Chicago, Illinois                          Morristown, Tennessee
Decatur, Alabama                           Newtown, Connecticut
Denver, Colorado                           Rancagua, Chile
Gandia, Spain                              Richmond, Virginia
Hanford, California                        San Antonio, Texas
Houston, Mississippi                       Savannah, Georgia
Kalamazoo, Michigan                        Spartanburg, South Carolina
Lafayette, Louisiana                       Washington, Pennsylvania

Finishing

     The plants listed below use equipment that converts corrugated sheets into boxes or laminates a printed sheet of paper to one panel of a box or applies a wax coating to a finished box.

                             Conway, Arkansas
                             Eaton Park, Florida
                             Edinburg, Texas
                             Fort Worth, Texas
                             Los Angeles, California
                             Statesboro, Georgia

Graphics

     The plants listed below use a process that adheres medium to a single linerboard sheet to produce singleface and then glues a printed label to the singleface. These sheets are then made into boxes at these plants.

                             Cleveland, Ohio
                             Conway, Arkansas
                             Stockton, California

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

Location                  Products                  Process
--------                  --------                  --------
Carrollton, Texas         Seasonings                Compounding, i.e., mixing
                                                    and blending

Chicago, Illinois         Flavors, Vanilla          Extraction and Compounding
                          Extract

Guangzhou, China          Flavors, Fragrances       Compounding

Jacksonville, Florida     Terpene derivatives       Chemical Processing
                          and aroma chemicals

Location                  Products                  Process
--------                  --------                  -------
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

     Location                               Products
     --------                               --------
Bedlington, England                         Ink, adhesive and coatings resins

Chester-le-Street, England                  Tall oil derivatives, ink and
                                            adhesive resins

Dover, Ohio                                 Ink & adhesive resins,
                                            plasticizers and esters

Savannah, Georgia                           Tall oil derivatives, ink
                                            and adhesive resins

Valdosta, Georgia                           Printing ink resins

               In addition, in the chemical industry segment, Union Camp has small consolidated subsidiary manufacturing (compounding and mixing) facilities at the following locations: Kingston, Jamaica; Auckland, New Zealand; Istanbul, Turkey; Knislinge, Sweden; Bangkok, Thailand; LaSalle, Canada and

Bogor, Indonesia. The aggregate 1996 revenue from these small facilities was approximately $34 million.

               Also see Item 1 for a discussion of Union Camp's timberland holdings used in Union Camp's Paper and Paperboard and Wood Products industry segments.

                               Paper Distribution

     The Alling & Cory Company, a wholly owned subsidiary of the Company, distributes business communications and printing papers, industrial packaging and business products. Its headquarters is located in Rochester, New York.

     The Alcor Envelope Company, Inc., a wholly owned subsidiary of Alling & Cory, manufactures envelopes in a plant in Hamburg, New York.

      The facilities listed below are distribution centers which handle the distribution of more than 20,000 products and retail paper stores which sell fine writing and printing papers, janitorial products, magnetic media supplies and other selected office supplies under the name "The Paper Shop". All of the properties listed are leased by Alling & Cory except for the distribution centers in Buffalo and Syracuse, New York and Harrisburg, Pennsylvania.

                              Distribution Centers


      Albany, New York                     Harrisburg, Pennsylvania
      Allentown,  Pennsylvania             Marlton,  New Jersey
      Baltimore,  Maryland                 Pittsburgh,  Pennsylvania
      Bellaire, Ohio                       Rochester, New York
      Buffalo, New York                    Scranton, Pennsylvania
      Cleveland, Ohio                      Syracuse, New York
      Erie,  Pennsylvania                  Toledo, Ohio
      Fairmont,  West  Virginia



                               Retail Paper Shops



      Albany, New York                      Maple Shade, New Jersey
      Allentown,  Pennsylvania              Middleburg Heights, Ohio
      Bridgeville,  Pennsylvania            Philadelphia, Pennsylvania (2)
      Cheektowaga,  New York                Pittsburgh, Pennsylvania
      Cleveland,  Ohio                      Rochester,  New York
      Cranberry,  Pennsylvania              Trenton,  New Jersey
      East Syracuse,  New York              Utica,  New York
      Edison,  New Jersey                   Westbury, New York
      Havertown,  Pennsylvania              Willow Grove, Pennsylvania
      Malvern, Pennsylvania                 Woodside, New York

ITEM 3.  LEGAL PROCEEDINGS

               In addition to the proceedings described below, the Company is a party to other legal proceedings incidental to its business which the Company does not believe are material to it.

               Union Camp has been designated a potentially responsible party at a number of hazardous waste sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws. At the present time the Company is actively involved with proceedings at approximately 14 sites including the three sites described in the three paragraphs immediately below. The Company is unable to estimate environmental costs and liabilities for several reasons. In some cases, it has not been established that the Company is a potentially responsible party. In other cases, it is uncertain whether the Company will seek, be offered or accept a settlement with payment of a premium over otherwise estimated liability in order to secure full release. In many instances, the cost of remediation is speculative because remedial investigations and feasibility studies have not yet been contracted for, have not been completed or, alternatively, have been completed but an acceptable remedy has not been chosen. Some settled cases also have "reopeners" for contamination discovered after full implementation of the remedy. Finally, insurance reimbursement is usually uncertain until matters are finally resolved.

               In May 1996 the EPA filed a civil suit against the Company and several other potentially responsible parties in the U.S. District Court for the District of Louisiana under CERCLA for recovery of past and future response costs incurred by the EPA at the Bayou Bonfouca Superfund Site at Slidell, Louisiana which operated as a wood treatment facility from 1882 to 1972. Subsequently, the State of Louisiana filed a similar suit against the Company seeking to recover the share of the response costs for which it is responsible under CERCLA. EPA records indicate there have been expenditures over a number of years of approximately $100 million for remediation at the site. The EPA estimates that future response costs will be approximately $30 million. In 1956 a subsidiary of Union Camp acquired the assets of American Creosoting Company which included the stock of a subsidiary which had owned and operated the Slidell facility since 1933. The subsidiary sold the Slidell facility in 1958. The subsidiary was sold in 1964. The EPA alleges that Union Camp has owner and/or operator status under CERCLA arising from its ownership of the subsidiary which owned the Slidell facility. Union Camp denies it ever owned and/or operated the Slidell facility. While it is not possible to estimate the likely outcome of these proceedings, Union Camp believes it has meritorious defenses based upon the facts and longstanding principles of corporate law and shareholders' liability.

        Union Camp is also a party to an action in the U.S. District Court for the District of Connecticut in which private litigants are seeking contribution associated with past and future costs of remediating property used for creosoting operations from 1921 through 1964. Such remediation costs are currently estimated at approximately $6 million. A subsidiary of Union Camp conducted activities at the property from 1956 to 1964. Union Camp had been dismissed on summary judgment from the lawsuit in June 1995, but on appeal the summary judgment order was vacated in March 1996 and the matter was remanded to the District Court to determine whether Union Camp could be held liable as an operator under federal and state superfund laws. It is Union Camp's position that the facts do not support a claim that Union Camp was an operator of the site.

        In 1994 Union Camp was made a party to an action brought in state court in Forest County, Mississippi by the Hattiesburg Public School District seeking future remediation costs for property previously used in creosoting operations. In the second half of 1996 a suit was commenced in the U.S. District Court for the Southern District of Mississippi, Hattiesburg Division by car dealers who lease the property from Hattiesburg Public School District. These plaintiffs seek damages for diminution in the value of the property, lost profits and potential relocation expenses based upon the alleged pollution of the property. No remediation of the property has begun or been ordered. Like the matter described in the second preceding paragraph, this case and the case in the previous paragraph allege that Union Camp should be responsible for the activities of its subsidiary at the properties. Union Camp disputes these allegations because Union Camp did not own or operate the facilities. Although Union Camp believes it has a strong legal position with respect to the above described claims involving the creosoting activities of its former subsidiary, an estimate of the likely outcome of these proceedings cannot be made at this time.

               In the second quarter of 1995 the Company was named as one of approximately 60 defendants in a lawsuit filed in Jefferson County, Texas state court on behalf of approximately 2,400 plaintiffs who allege that they were exposed to asbestos while performing work at various plant sites in Alabama. Subsequent amendments have brought the number of plaintiffs to approximately 5,100. The defendants named include asbestos manufacturers, distributors of asbestos-containing products, insurance companies, a manufacturer of safety equipment, parties who allegedly misrepresented the dangers of asbestos exposure, and the owners of the premises where the plaintiffs allege they were working when they were exposed to asbestos. Union Camp is included in the premises owner category of defendants and the amount of damages sought is unspecified. Approximately 160 of the plaintiffs allege exposure to asbestos while on Union Camp premises.

               In its Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 the Company reported that a subsidiary of the Company was added as a defendant in approximately 7,000 asbestos-related cases which had been pending in Mississippi state court for several years. Subsequently, this subsidiary was named as a defendant in additional asbestos-related consolidated actions so that the total number of such cases was in excess of 10,000. The subsidiary was named in these cases because it allegedly was part of the chain of distribution of asbestos-containing products to facilities where the plaintiffs worked. The period of alleged exposure ranges from 1930 through the present. The subsidiary did not manufacture asbestos or asbestos-containing products. The number of defendants named in these suits ranges from approximately 40 to 170, and includes asbestos manufacturers, distributors of asbestos containing products, an insurance company and a manufacturer of safety equipment. In March 1993, the Company's subsidiary reached agreement to settle approximately 10,500 of these cases, with the settlement being funded by the Company's insurance carrier. The Company's subsidiary recently reached agreement to settle approximately 2,600 additional cases to be funded by the Company's insurance carrier. This subsidiary is a defendant in approximately 7,500 remaining cases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               Not applicable.

EXECUTIVE OFFICERS OF UNION CAMP

The executive officers of Union Camp as of March 1, 1997 were as follows:

Name                         Age            Position & Offices With Union Camp
----                        ---             ----------------------------------
W. Craig McClelland.......  62              Chairman of the Board and Chief
                                            Executive Officer; Director

Jerry H. Ballengee.......   59              President and Chief Operating
                                            Officer;  Director

James M. Reed............   64              Vice Chairman of the Board and
                                            Chief Financial Officer; Director

John C. Albert...........   51              Senior Vice President

Jerome N. Carter.........   48              Senior Vice President

Charles H. Greiner, Jr...   49              Senior Vice President

A. William Hamill........   49              Senior Vice President

John T. Heald, Jr........   51              Senior Vice President

Willis J. Potts, Jr. ....   50              Senior Vice President

Dirk R. Soutendijk.......   58              Vice President, General Counsel
                                            and Secretary

Donald W. Barney.........   56              Vice President and Treasurer

John F. Haren............   49              Controller

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

               Mr.  Carter  became  Senior  Vice   President  in  January  1997.
Previously he had been a Vice President since December 1995. Prior to that, he had been Kraft Paper and Board Division Manager of Industrial Relations.

               Mr. Greiner became Senior Vice President and General Manager, Fine Paper Division in December 1993. Previously, he had been a Vice President and General Manager of the Fine Paper Division.

               Mr. Hamill joined the Company in June 1996 as Senior Vice President, Finance. From March 1993 to June 1996, he was a partner in SCI Investors Inc., an investment firm in Richmond, Virginia, and a stockholder and director of Custom

Papers Group Inc., a specialty paper producer which was privately held during this period. Prior to March 1993, he was Senior Vice President and Chief Financial Officer of Specialty Coatings International.

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

               Mr. Barney became Vice President and Treasurer in December 1992. Previously, he was the Treasurer since November 1988.

               Mr. Haren became Controller in November 1996. Previously, he was an Assistant Controller.

                                    PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

               Information in response to the disclosure requirements specified by this Item 5 appears under the captions and on the pages of the Union Camp 1996 Annual Report indicated below and is incorporated by reference in this Item 5.


 ==========================================  ===========================  ===========
           REQUIRED INFORMATION                    ANNUAL REPORT           ANNUAL
           --------------------                       CAPTION              REPORT
                                                      --------              PAGE
                                                                            ----
 ------------------------------------------  ---------------------------  -----------
         Principal markets for Common        Financial                        29
         Stock; high and low sales prices    Review-Quarterly
                                             Information

 ------------------------------------------  ---------------------------  -----------
         Dividends per share declared        Financial                        29
                                             Review-Quarterly
                                             Information
 ------------------------------------------  ---------------------------  -----------
         Approximate number of               Financial                        29
         shareholders of record--December    Review-Quarterly
         31, 1996                            Information
 ==========================================  ===========================  ===========

ITEM 6. SELECTED FINANCIAL DATA

               Information in response to the disclosure requirements specified by this Item 6 appears on pages 44 and 45 of the Union Camp 1996 Annual Report and is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Information in response to the disclosure requirements specified by this Item 7 appears in the text under the caption "Financial Review" on pages 25 to 29 of the Union Camp 1996 Annual Report and is incorporated by reference in this Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Information in response to the disclosure requirements specified by this Item 8 appears on page 29 and pages 31 to 42 of the Union Camp 1996 Annual Report and is incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information in response to the disclosure requirements specified by this Item 10, with respect to (i) the directors of Union Camp appears under the caption "Proposal 1 -- Election of Directors" on pages 1 to 6 of the Union Camp 1997 Proxy Statement and (ii) the executive officers of Union Camp, appears under the caption "Executive Officers of Union Camp" in Part I of this Annual Report on Form 10-K. Such information is incorporated by reference in this Item
10. No disclosure pursuant to Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is required with respect to fiscal year 1996.

ITEM 11.       EXECUTIVE COMPENSATION

               Information in response to the disclosure requirements specified by this Item 11 appears under the captions "Board of Directors and Committees" (excluding all but the first, seventh and eighth paragraphs), "Executive Compensation", "Retirement Plans" and "Severance Arrangements" on pages 6 to 7, 9 to 11 excluding the section entitled "Report of the Personnel, Compensation and Nominating Committee on Executive Compensation", 16 to 17, and 17 respectively, of the Union Camp 1997 Proxy Statement. Such information is incorporated by reference in this Item 11.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               Information in response to the disclosure requirements specified by this Item 12 appears under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management as of December 31,
1996" on pages 7 and 8 of the Union Camp 1997 Proxy Statement and is incorporated by reference in this Item 12.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Not applicable.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)(1)  Index of financial statements

               The following financial statements are included at the indicated page in the Union Camp 1996 Annual Report and are incorporated by reference in this Annual Report on Form 10-K:

                                                                         Page
                                                                         ----
        Consolidated Income for the years ended
        December 31, 1996, 1995 and 1994..................................31

        Consolidated Balance Sheet--December 31,
        1996 and 1995.....................................................32

        Consolidated Statement of Cash Flows for
        the years ended December 31, 1996,
        1995 and 1994.....................................................33

        Notes to Consolidated Financial Statements.....................34-42

        Report of Independent Accountants.................................30

               (2) The following schedules, for the three years ended December 31, 1996, to the Financial Statements are included beginning at the indicated page in this Annual Report on Form 10-K:

                                                                         Page
                                                                         ----
        Report of Independent Accountants on
        Financial Statement Schedule.................................... 30

        Schedule VIII--Valuation and Qualifying Accounts................ 31

               All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and their notes.

               (3)  All exhibits, including those incorporated by reference:

NO.                                   DESCRIPTION
---                                   -----------
3.1 Articles of Incorporation of Union Camp, as amended February 26, 1996 (filed as Exhibit 3.1 to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.2            By-Laws of Union Camp,  as amended  September  24, 1996 (filed as
               Exhibit 3.2 to Union Camp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

4.1 Union Camp hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Union Camp and its consolidated subsidiaries to the Commission upon its request.

4.2 Rights Agreement, dated as of January 25, 1996, as amended and restated as of June 25, 1996, between Union Camp Corporation and The Bank of New York as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A filed July 3, 1996 and incorporated herein by reference).

10.1 Union Camp's 1982 Stock Option Plan, as amended November 29, 1988 (filed as Exhibit 10(b) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).*

10.2           1989 Stock  Option and Stock Award Plan,  as amended  October 29,
               1996.*

10.3 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).*

10.4 Policy Group Long-Term Incentive Plan (filed as Exhibit 19(b) to Union Camp's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference).*

10.5 Union Camp's Directors' Fees Deferral Plan (filed as Exhibit 10(d) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1982 and incorporated herein by reference).*

10.6 Union Camp's Retirement Plan for Outside Directors as amended November 26, 1991 (filed as Exhibit 10(g) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).*

10.7 Form of Severance Agreement between Union Camp and certain executive officers of Union Camp.*

10.8 Union Camp's Stock Compensation Plan for Non-Employee Directors as amended February 25, 1997.*

10.9 Agreement between Union Camp and James M. Reed dated May 14, 1991 (filed as Exhibit 19(c) to Union Camp's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1991 and incorporated herein by reference).*

10.10 Union Camp Corporation Supplemental Retirement Income Plan for Executive Officers as amended and restated June 24, 1996 (filed as Exhibit 10 to Union Camp's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).*

10.11 Description of post-retirement office arrangements between Union Camp Corporation and Raymond E. Cartledge (filed as Exhibit 10.2 to Union Camp's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).*

11             Statement re computation of per share earnings.

13 The portion of Union Camp's 1996 Annual Report to security holders which is incorporated by reference into this filing.

21             List of subsidiaries of Union Camp.

23             Consent of Independent Accountants.

27             Financial Data Schedule.

               *Denotes  a   management   contract  or   compensatory   plan  or
               arrangement required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

               (b)  Reports on Form 8-K.

               No Current Report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1996.

                                   SIGNATURES

               PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE TOWNSHIP OF WAYNE, AND STATE OF NEW JERSEY, ON MARCH 27, 1997.

                                    UNION CAMP CORPORATION


                                    By      /S/ W. Craig McClelland
                                          ---------------------------
                                            (W. CRAIG MCCLELLAND)
                                            Chairman of the Board and
                                            Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated below on March 27, 1997.

               Signature                                         Title
               ---------                                         -----
/S/ W. Craig McClelland                            Chairman of The Board and
-----------------------------------                Chief Executive Officer and
    (W. Craig McClelland)                          Director (Principal Executive
                                                   Officer)

/S/ Jerry H. Ballangee                             President and Chief Operating
-----------------------------------                Officer and Director
     (Jerry H. Ballengee)

/S/ James M. Reed                                  Vice Chairman of the Board,
-----------------------------------                Chief Financial Officer and
     (James M. Reed)                               Director (Principal Financial
                                                   Officer)


/S/ John F. Haren                                  Controller
-----------------------------------                (Principal Accounting Officer)
     (John F. Haren)

               Signature                                         Title
               ---------                                         -----
                                                          Director
-----------------------------------
     (George D. Busbee)


/S/ Raymond E. Cartledge                                  Director
-----------------------------------
     (Raymond E. Cartledge)


/S/ Sir Colin Corness                                     Director
-----------------------------------
     (Sir Colin Corness)


/S/ Robert D. Kennedy                                     Director
-----------------------------------
     (Robert D. Kennedy)


/S/ Gary E. MacDougal                                     Director
-----------------------------------
     (Gary E. MacDougal)


/S/ Ann D. McLaughlin                                     Director
-----------------------------------
     (Ann D. McLaughlin)


/S/ George J. Sella, Jr.                                  Director
-----------------------------------
     (George J. Sella, Jr.)


/S/ Jeremiah J. Sheehan                                   Director
-----------------------------------
     (Jeremiah J. Sheehan)


/S/ Ted D. Simmons                                        Director
-----------------------------------
     (Ted D. Simmons)

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
                                            Telephone (201) 540-8980




                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To The Board of Directors
of Union Camp Corporation

Our audits of the consolidated financial statements referred to in our report dated February 7, 1997 appearing in the 1996 Annual Report to Stockholders of Union Camp Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/S/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Morristown, New Jersey
February 7, 1997

                                                                   SCHEDULE VIII


              UNION CAMP CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended December 31, 1996, 1995 and 1994
                             (thousands of dollars)


--------------------------------------------------------------------------------------------------------------
               Column A                 Column B              Column C                Column D       Column E
--------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                    -----------------------------
                                                                        Charged
                                        Balance at  Charged to         (Credited)    Deductions     Balance at
                                        Beginning   Costs and           to Other        from           End
              Description               of Year     Expenses (1)        Accounts (2)  Reserves (3)   of Year
--------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:
    Reserves deducted from assets
     to which they apply:
       Reserve for doubtful accounts...  $ 13,740    $     5,634       $       (25)   $     4,632    $  14,717
       Reserve for discounts and
        allowances.....................     2,726           (173)                -              -        2,553
                                          -------     ----------        ----------     ----------     --------
           Total.......................  $ 16,466    $     5,461       $       (25)   $     4,632    $  17,270
                                          =======     ==========        ==========     ==========     ========

YEAR ENDED DECEMBER 31, 1995:
    Reserves deducted from assets
     to which they apply:
       Reserve for doubtful accounts...  $ 13,995    $     2,979       $       116    $     3,350    $  13,740
       Reserve for discounts and
        allowances.....................     2,524            202                 -              -        2,726
                                          -------     ----------        ----------     ----------     --------
           Total.......................  $ 16,519    $     3,181       $       116    $     3,350    $  16,466
                                          =======     ==========        ==========     ==========     ========

YEAR ENDED DECEMBER 31, 1994:
    Reserves deducted from assets
     to which they apply:

       Reserve for doubtful accounts...  $ 12,702    $    5,489        $       121    $     4,317    $  13,995
       Reserve for discounts and
        allowances.....................     1,924           600                  -              -        2,524
                                          -------     ----------        ----------     ----------     --------
           Total.......................  $ 14,626    $    6,089        $       121    $     4,317    $  16,519
                                          =======     ==========        ==========     ==========     ========

NOTES:
    (1) Discounts and allowances are charged to income as incurred and not to the reserve. The reserve is adjusted at the end of each period, by a charge or credit to income, for the estimated discounts and allowances applicable to the accounts receivable then outstanding.
    (2)    Foreign currency translation adjustments.
    (3)    Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX



NO.                                DESCRIPTION
---                                -----------

3.1 Articles of Incorporation of Union Camp, as amended February 26, 1996 (incorporated herein by reference).

3.2 Copy of By-Laws of Union Camp, as amended September 24, 1996 (incorporated herein by reference).

4.2 Rights Agreement, dated as of January 25, 1996, as amended and restated as of June 25, 1996, between Union Camp Corporation and The Bank of New York as Rights Agent (filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A filed July 3, 1996 and incorporated herein by reference).

10.1 Union Camp's 1982 Stock Option Plan, as amended November 29, 1988 (incorporated herein by reference).

10.2           Union Camp's 1989 Stock Option Award Plan, as amended
               October 29, 1996.

10.3 Union Camp's Executive Annual Incentive Plan (incorporated herein by reference).

10.4 Union Camp's Policy Group Long-Term Incentive Plan (incorporated herein by reference).

10.5 Union Camp's Directors' Fees Deferral Plan (incorporated herein by reference).

10.6 Union Camp's Retirement Plan for Outside Directors as amended November 26, 1991 (incorporated herein by reference).

10.7 Form of Severance Agreement between Union Camp and certain executive officers of Union Camp.

10.8 Union Camp's Stock Compensation Plan for Non-Employee Directors as amended February 25, 1997.

10.9 Agreement between Union Camp and James M. Reed dated May 14, 1991 (incorporated herein by reference).

10.10 Union Camp Corporation Supplemental Retirement Income Plan for Executive Officers as amended and restated June 24, 1996 (incorporated herein by reference).

10.11 Description of post-retirement office arrangements between Union Camp Corporation and Raymond E. Cartledge (incorporated herein by reference).

11             Statement re computation of per share earnings.

13 The portion of Union Camp Corporation's 1996 Annual Report to security holders which is incorporated by reference into this filing.

21             List of subsidiaries of Union Camp.

23             Consent of Independent Accountants.

27             Financial Data Schedule.



                            STATEMENT OF DIFFERENCES
                            ------------------------
         The registered trademark symbol shall be expressed as...... 'r'
         The checkmark shall be expressed as........................ 'ch'
         The trademark symbol shall be expressed as................. 'tm'
         The section symbol shall be expressed as................... 'SS'