Form 10-Q
period 1997-03-31
UNION CAMP CORP
filed 1997-05-14
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997
                                       --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________

                          COMMISSION FILE NUMBER 1-4001

                             UNION CAMP CORPORATION

   VIRGINIA                                 13-5652423
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1600 VALLEY ROAD WAYNE, NEW JERSEY          07470
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)    (Zip Code)

                            TELEPHONE: (201) 628-2000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        69,260,365 shares of Registrant's Common Stock, par value $1 Per Share, were outstanding as of the close of business on April 30, 1997.

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




* A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 31, 1996 which has previously been filed with the Commission.

                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                               ------------------------------------
                                                                  1997                    1996
                                                                  ----                    ----

Net Sales                                                      $ 1,057,125             $   978,255

Costs and other charges:

   Cost of products sold                                           812,133                 674,685
   Selling and administrative expenses                             122,527                 103,034
   Depreciation, amortization, and cost of timber harvested         77,638                  72,875
                                                                   -------                 -------

      Income from operations                                        44,827                 127,661
                                                                   -------                 -------

Gross interest expense                                              31,062                  28,232
   Less capitalized interest                                        (2,153)                   (860)
Other (income) expense -net                                         (2,935)                  3,540
                                                                   -------                 -------


      Income before income taxes and minority interest              18,853                  96,749
                                                                   -------                 -------

Income taxes:

   Current                                                           2,706                  22,449
   Deferred                                                          4,006                  13,349
                                                               -----------             -----------
      Total income taxes                                             6,712                  35,798
                                                               -----------             -----------
Minority interest (net of tax)                                      (2,523)                 (2,448)

      Net Income                                               $     9,618             $    58,503
                                                               ===========             ===========

Earnings per share:                                            $      0.14             $      0.85

Dividends per share                                            $      0.45             $      0.45

Earnings per share are computed on the basis of the average number of common shares outstanding:

               1997:  69,240,938          1996:  69,108,949

See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                        MARCH 31,                 DECEMBER 31,
                                                          1997                      1996
                                                      ------------              -------------
ASSETS
Cash and cash equivalents                             $   57,666                $   44,917

Receivables-net                                          560,066                   544,320

Inventories at lower of cost or market:

  Finished goods                                         287,056                   270,123
  Raw materials                                          104,725                   110,569
  Supplies                                               114,830                   115,741
                                                     -----------               -----------
     Total inventories                                   506,611                   496,433
                                                     -----------               -----------
Assets held for resale                                     1,803                     6,650
Other                                                     39,368                    41,790
                                                     -----------               -----------
     Total current assets                              1,165,514                 1,134,110
                                                     -----------               -----------
Plant and equipment, at cost                           6,614,055                 6,562,465
  Less:  accumulated depreciation                      3,222,810                 3,161,450
                                                     -----------               -----------
                                                       3,391,245                 3,401,015
Timberlands, less cost of timber harvested               352,544                   351,334
                                                     -----------               -----------
     Total property                                    3,743,789                 3,752,349
                                                     -----------               -----------
Other assets                                             222,455                   209,848
                                                     -----------               -----------
     Total Assets                                    $ 5,131,758               $ 5,096,307
                                                     ===========               ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                   $  846,166                $  779,869

Long-term debt                                         1,250,052                 1,252,475

Deferred income taxes                                    726,856                   723,431

Other liabilities and minority interest                  243,787                   246,938

Stockholders' equity (Shares outstanding

(1997:  69,254,153;    1996:  69,217,119)              2,064,897                 2,093,594
                                                     -----------               -----------
     Total Liabilities and Stockholders' Equity      $ 5,131,758               $ 5,096,307
                                                     ===========               ===========


  See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                --------------------------------
                                                                                   1997                 1996
                                                                                   ----                 ----
Cash Provided By (Used For) Operations:
  Net income                                                                    $   9,618             $  58,503
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                                             77,638                72,875
     Deferred income taxes                                                          4,006                13,349
     Other                                                                          5,393                 7,887

     Changes in operational assets and liabilities:

       Receivables                                                                (21,336)               (6,769)
       Inventories                                                                (14,007)                8,146
       Other assets                                                                 2,535                 4,389

       Accounts payable, taxes and other liabilities                              (29,812)              (17,766)
                                                                                ---------             ---------
         Cash Provided By Operations                                               34,035               140,614
                                                                                ---------             ---------
Cash (Used For) Provided By Investment Activities:
  Capital expenditures:

     Plant and equipment                                                          (67,720)              (53,155)
     Timberlands                                                                   (5,141)              (74,043)

  Payments for acquired businesses                                                 (6,750)              (31,850)
  Other                                                                            (5,338)              (13,410)
                                                                                ---------             ---------
                                                                                  (84,949)             (172,458)
                                                                                ---------             ---------
Cash (Used For) Provided By Financing Activities:

  Change in short-term notes payable                                               98,071                82,230
  Repayments of long-term debt                                                     (2,989)              (20,845)
  Dividends paid                                                                  (31,160)              (31,103)
                                                                                ---------             ---------
                                                                                   63,922                30,282
                                                                                ---------             ---------

Effect of exchange rate changes on cash                                              (259)                   74
                                                                                ---------             ---------
Increase (decrease) in cash and cash equivalents                                   12,749                (1,488)

Balance at beginning of year                                                       44,917                30,332
                                                                                ---------             ---------
Balance at end of period                                                        $  57,666             $  28,844
                                                                                =========             =========
Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                        $  34,685             $  33,847
    Income taxes                                                                $   4,145             $   7,147


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

Note 2. Results for the first quarter of 1997 include sales of $158 million related to Alling & Cory, a paper distribution business acquired by the company in August 1996.

Note 3. Included in "Other Income/Expense" for the first quarter of 1997 is a $1.9 million pre-tax gain from the sale of company property previously recorded in "Assets held for resale".

Note 4. Included in "Current Liabilities" are $198 million and $114 million of commercial paper borrowings at March 31, 1997 and year-end 1996, respectively.

Note 5. Included in "Other Liabilities and Minority Interest" at March 31, 1997 and year-end 1996 are $81.6 million and $79.3 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.

Note 6.       Certain immaterial amounts in the Consolidated Statement of Income
              have  been   reclassified  for  1996  to  conform  with  the  1997
              presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Net income for the first quarter of 1997 was $9.6 million or $.14 per share, compared to $58.5 million or $.85 per share for the first quarter of last year. The significant earnings decrease reflects the continued unfavorable pricing climate in the company's principal paper product markets. Operating income for the quarter was $44.8 million, a 65% decrease from the $127.7 million reported for last year's first quarter.

Net sales for the first quarter were $1,057 million, 8% above the previous year's comparable quarter. Included in the first quarter sales is $158 million from The Alling & Cory Company, a paper distribution business acquired in August 1996. The impact of that business on first quarter operating results was not material. Despite weak market conditions, total paper product shipments (excluding Alling & Cory) for the quarter were approximately 879,000 tons, a 3% increase from last year's first quarter shipments of approximately 854,000 tons.

Operating income for the paper and paperboard segment was $20.4 million, an 81% decrease from the $105.4 million reported for the first quarter of last year. The decline in earnings was primarily attributable to lower average selling prices for both domestic and export linerboard and uncoated business papers. These prices weakened in the fourth quarter of 1996, and continued to move downward as the year 1997 began. However, some upward movement in pricing, as well as improved order backlog, were noted in certain uncoated business grades at the beginning of the second quarter of 1997. For the first quarter, average prices for the company's domestic linerboard and uncoated business papers were down 33% and 18%, respectively, compared to last year's first quarter. As a result of the softness in the market, the company took approximately 30,000 tons of linerboard downtime during the first quarter. However, during the quarter, results for the company's primary mills reflected favorable operating costs.

Packaging segment operating income was $10.3 million for the first quarter of 1997, compared to $12.4 million for last year's comparable quarter, although demand remains healthy. The domestic corrugated container operations were primarily responsible for the lower level of earnings for the segment. Average selling prices for these operations decreased by 21% and volume decreased slightly. First quarter earnings from the company's overseas container operations increased substantially over last year's comparable quarter due to a modest increase in volume and improved margins. Earnings for the flexible packaging operations were down modestly compared to the first quarter of last year, due to increased manufacturing costs and decreased volume. During the first quarter of 1997, the company closed its Denton, Texas flexible packaging plant and consolidated its operations into other plants. Additionally during the quarter, the company acquired a majority interest in Puntapel S.A., a multiwall packaging plant in Argentina.

The company's non-paper businesses reported a combined increase in operating income, compared to last year's first quarter. Operating income for the wood products segment increased by 139% to $12.9 million for the quarter, compared to $5.4 million for last year's comparable quarter. The increase is primarily attributable to a 28% increase in lumber prices combined with a 3% increase in volume. Operating income for the chemical segment was $15.9 million for the quarter, compared to $17.2 million for last year's first quarter. Unfavorable foreign exchange rates were a major factor in this difference.

Depreciation expense increased 5% in the first quarter of 1997 from last year's comparable period. The increase is due to a higher level of capital investment and depreciation expense for Alling & Cory.

Cash flow from operations for the first quarter of 1997 was $34.0 million, compared to $140.6 million for last year's comparable period. The decrease was primarily due to lower earnings for the first quarter of this year, and increased investment in working capital. Capital expenditures for the first quarter totaled $72.9 million, compared to $127.2 million in the same quarter of last year, which included a large timberland acquisition. Total debt increased $95.1 million during the first quarter of 1997. The ratio of total debt to total capital was 36.8% at March 31, 1997, compared to 35.3% at year-end 1996.

Net working capital was $319.3 million at March 31, 1997, compared to $354.2 million at year-end 1996. The decrease in working capital was primarily attributable to an increase in short-term debt at the end of the first quarter.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". The company plans to adopt this statement for interim and annual periods ending after December 15, 1997, which is the statement's effective date. The statement is not expected to have a material impact on the company.

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

                           Part II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security-Holders.

               The Company's annual meeting of its stockholders was held on April 29, 1997.

               At the annual meeting the Company's stockholders voted on six proposals: (1) the election of four nominees to serve as directors for three year terms and one nominee to serve as a director for a one year term; (2) the ratification of the appointment of Price Waterhouse as independent accountants for the year 1997; (3) the approval of the Restricted Stock Performance Plan; (4) the approval of an amendment to the 1989 Stock Option and Stock Award Plan; (5) a stockholder proposal to establish a timetable to eliminate organochlorines; and (6) a stockholder proposal to endorse the CERES Principles. The voting of the Company's stockholders as to these matters was as follows:

               1.   Election of Directors.

                                                                       Votes
                    Nominees                    Votes For            Withheld
                    --------                    ---------            --------
                    Sir Colin Corness          59,747,740            2,072,949
                    Robert D. Kennedy          59,786,546            2,034,143
                    W. Craig McClelland        59,724,609            2,096,080
                    James M. Reed              59,789,668            2,031,021
                    Jeremiah J. Sheehan        59,753,916            2,066,773

               2.   Ratification of Appointment of Accountants.

                                                  Votes
                               Votes For         Against        Abstentions
                               ---------         -------        -----------
                               61,675,688         58,056           86,945

               3.   Approval of the Restricted Stock Performance Plan.

                                                  Votes
                               Votes For         Against        Abstentions
                               ---------         -------        -----------
                               55,354,813        6,139,657        326,219

               4.   Amendment to the Stock Option and Stock Award Plan.

                                                  Votes
                                Votes For        Against        Abstentions
                                ---------        -------        ------------
                               51,441,454       10,005,105        374,130

                5. Stockholder Proposal to Establish a Timetable to Eliminate Organochlorines.

                                    Votes                             Broker
                    Votes For      Against          Abstentions      Non-Votes
                    ---------      -------          -----------      ---------
                    2,241,432     50,677,548         4,224,478       4,677,231


                6.   Stockholder Proposal to Endorse the CERES Principles.

                                      Votes                            Broker
                    Votes For        Against        Abstentions       Non-Votes
                    ---------         -------       -----------       ---------
                    4,166,368        47,990,672      4,986,418        4,677,231

Item 6.        Exhibits and Reports on Form 8-K.

               a)     Exhibits.

                      No.        Description
                      --         -----------

                      10.1       Restricted Stock Performance Plan.

                      11         Statement re computation of per share earnings.

                      27         Financial data schedule.

               b)     Reports on Form 8-K.

                      No Current Report on Form 8-K was filed by the Registrant during the first quarter of 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNION CAMP CORPORATION
                                            -----------------------------------
                                                      (Registrant)

Date:   May 13, 1997                        /S/ Dirk R. Soutendijk
        ------------                        ------------------------------------
                                            DIRK R. SOUTENDIJK
                                            VICE PRESIDENT, GENERAL COUNSEL
                                            AND SECRETARY



Date:   May 13, 1997                        /S/ James M. Reed
        ------------                        ------------------------------------
                                            VICE CHAIRMAN OF THE BOARD AND
                                            CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

                                                       SEQUENTIALLY
                                                          NUMBERED
NO.            DESCRIPTION                                 PAGE

10.1           Restricted Stock Performance Plan            13

11             Statement re computation of per              31
               share earnings

27             Financial data schedule                      32