Form 10-Q
period 1997-06-30
UNION CAMP CORP
filed 1997-08-13
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________

                          COMMISSION FILE NUMBER 1-4001

                             UNION CAMP CORPORATION
                             ----------------------


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


                            TELEPHONE: (973) 628-2000
--------------------------------------------------------------------------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ['ch'] NO [ ]

        69,344,975 shares of Registrant's Common Stock, par value $1 Per Share, were outstanding as of the close of business on June 30, 1997.

                             UNION CAMP CORPORATION

                                      INDEX

                                                                    Page
                                                                    ----
Part I.        FINANCIAL INFORMATION*

               Item 1.   Financial Statements.                        2


               Item 2.   Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations.                   6



Part II.       OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K.            8


        ----------------------------------------------------------------



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

                          PART I. FINANCIAL INFORMATION



Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)



                                                                    QUARTER ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                              -------------------------     --------------------------
                                                                  1997             1996         1997           1996
                                                                  ----             ----         ----           ----
Net Sales                                                     $ 1,105,591    $   934,048    $ 2,162,716    $ 1,912,303

Costs and other charges:
   Cost of products sold                                          844,540        703,798      1,656,673      1,378,483
   Selling and administrative expenses                            129,442         98,988        251,969        202,022
   Depreciation, amortization, and cost of timber harvested        77,803         73,805        155,441        146,680
                                                              -----------    -----------    -----------     ----------
      Income from operations                                       53,806         57,457         98,633        185,118
                                                              -----------    -----------    -----------     ----------
Gross interest expense                                             32,153         28,841         63,215         57,073
   Less capitalized interest                                       (2,039)          (942)        (4,192)        (1,802)
Other (income) expense - net                                        1,400         (5,199)        (1,535)        (1,659)
                                                              -----------    -----------    -----------     ----------

      Income before income taxes and minority                      22,292         34,757         41,145        131,506
                                                              -----------    -----------    -----------     ----------

Income taxes:
   Current                                                          5,154          9,757          7,860         32,206
   Deferred                                                         3,357          3,628          7,363         16,977
                                                              -----------    -----------    -----------     ----------
     Total income taxes                                             8,511         13,385         15,223         49,183
                                                              -----------    -----------    -----------     ----------

Minority interest (net of tax)                                     (3,170)        (3,233)        (5,693)        (5,681)
                                                              -----------    -----------    -----------     ----------

      Net Income                                              $    10,611    $    18,139    $    20,229    $    76,642
                                                              -----------    -----------    -----------     ----------
                                                              -----------    -----------    -----------     ----------


Earnings per share:                                                 $0.15          $0.26          $0.29          $1.11


Dividends per share                                                 $0.45          $0.45          $0.90          $0.90

Earnings per share are computed on the basis of the average number of common shares outstanding:

                                                                  1997             1996
                                                                  ----             ----
          Quarter Ended June 30,                               69,287,739     68,960,257

          Six Months Ended June 30,                            69,264,468     69,034,603



See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)


                                                          JUNE 30,    DECEMBER 31,
                                                            1997         1996
                                                        -----------   -----------
ASSETS

Cash and cash equivalents                               $   39,850    $   44,917

Receivables-net                                            564,670       544,320

Inventories at lower of cost or market:
  Finished goods                                           276,054       270,123
  Raw materials                                            105,984       110,569
  Supplies                                                 110,653       115,741
                                                        ----------    ----------
     Total inventories                                     492,691       496,433
                                                        ----------    ----------

Assets held for resale                                      11,557         6,650

Other                                                       42,103        41,790
                                                        ----------    ----------

     Total current assets                                1,150,871     1,134,110
                                                        ----------    ----------

Plant and equipment, at cost                             6,678,368     6,562,465
  Less:  accumulated depreciation                        3,279,511     3,161,450
                                                        ----------    ----------
                                                         3,398,857     3,401,015
Timberlands, less cost of timber harvested                 355,876       351,334
                                                        ----------    ----------
     Total property                                      3,754,733     3,752,349
                                                        ----------    ----------

Other assets                                               218,148       209,848
                                                        ----------    ----------

     Total Assets                                       $5,123,752    $5,096,307
                                                        ----------    ----------
                                                        ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                     $  830,938    $  779,869

Long-term debt                                           1,252,223     1,252,475

Deferred income taxes                                      732,423       723,431

Other liabilities and minority interest                    257,441       246,938

Stockholders' equity (Shares outstanding
   1997: 69,344,975; 1996: 69,217,119)                   2,050,727     2,093,594
                                                        ----------    ----------

     Total Liabilities and Stockholders' Equity         $5,123,752    $5,096,307
                                                        ----------    ----------
                                                        ----------    ----------


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)



                                                                        SIX  MONTHS ENDED
                                                                             JUNE 30,
                                                                    -----------------------
                                                                       1997         1996
                                                                       ----         ----
Cash Provided By (Used For) Operations:
  Net income                                                        $  20,229    $  76,642
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                                155,441      146,680
     Deferred income taxes                                              7,363       16,977
     Other                                                             14,289        8,496

     Changes in operational assets and liabilities:
       Receivables                                                    (19,768)       5,159
       Inventories                                                      2,250       29,230
       Other assets                                                    (1,032)      (6,017)
       Accounts payable, taxes and other liabilities                  (24,784)     (16,055)
                                                                     --------     --------
         Cash Provided By Operations                                  153,988      261,112
                                                                     --------     --------

Cash (Used For) Provided By Investment Activities:
  Capital expenditures:
     Plant and equipment                                             (150,976)    (117,358)
     Timberlands                                                      (13,697)     (81,031)
  Payments for acquired businesses                                    (13,350)     (31,850)
  Other                                                                 1,523       (6,774)
                                                                     --------     --------
                                                                     (176,500)    (237,013)
                                                                     --------     --------

Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                                   82,600      106,277
  Repayments of long-term debt                                        (12,114)     (21,048)
  Proceeds from the issuance of long-term debt                         10,000         --
  Repurchase of common stock                                             --        (32,065)
  Dividends paid                                                      (62,546)     (62,085)
                                                                     --------     --------
                                                                       17,940       (8,921)
                                                                     --------     --------

Effect of exchange rate changes on cash                                  (495)        (435)
                                                                     --------     --------

Increase (decrease) in cash and cash equivalents                       (5,067)      14,743

Balance at beginning of year                                           44,917       30,332
                                                                     --------     --------

Balance at end of period                                            $  39,850    $  45,075
                                                                     --------     --------
                                                                     --------     --------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                            $  59,109    $  56,043
    Income taxes                                                    $  13,977    $  38,886


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

Note 2. Results for the second quarter and six months of 1997 include sales of $165 million and $323 million, respectively, related to Alling & Cory, a paper distribution business acquired by the company in August 1996.

Note 3. Included in last year's "Income from Operations" for the second quarter was a $2.9 million pre-tax charge for estimated severance costs related to the company's decision to outsource timber harvesting.

Note 4. Included in "Other Income/Expense" for the second quarter of 1996 was a $4.2 million pre-tax gain on the sale of land by the company's Bush Boake Allen flavor and fragrance business.

Note 5. Included in "Current Liabilities" are $176 million and $114 million of commercial paper borrowings at June 30, 1997 and year-end 1996, respectively.

Note 6. Included in "Other Liabilities and Minority Interest" at June 30, 1997 and year-end 1996 are $84.5 million and $79.3 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.

Note 7. Certain amounts in the Consolidated Statement of Income have been reclassified for 1996 to conform with the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Net income for the second quarter of 1997 was $10.6 million or $.15 per share, compared with $18.1 million or $.26 per share for the second quarter of last year and $9.6 million or $.14 per share for the first quarter of this year. Income from operations for the quarter was $53.8 million, a 6% decrease from last year's second quarter; however, 20% above this year's first quarter.

Net income for the first half of 1997 was $20.2 million or $.29 per share, compared with $76.6 million or $1.11 per share for the same period last year. Operating income for the first half of 1997 was $98.6 million, a 47% decrease from the $185.1 million reported for the first half of 1996.

Net sales for the second quarter were $1,106 million, 18% above the previous year's comparable quarter. The second quarter of 1997 included sales of $165 million attributable to The Alling & Cory Company, a paper distribution business acquired in August 1996. The impact of that business on second quarter operating results was not material. Total paper product shipments increased by 7% from last year's second quarter, to approximately 939,000 tons, reaching record levels.


                                                  SECOND             SECOND
          OPERATING PROFIT BY SEGMENT ($000)    QUARTER 1997      QUARTER 1996
          ----------------------------------    ------------      ------------
          Paper and Paperboard                   $ 17,642          $ 15,758
          Packaging Products                        9,529            15,601
          Wood Products                            20,277            10,268
          Chemical                                 20,617            17,802
          Corporate Items and Eliminations        (14,259)           (1,972)
                                                 --------          --------
          Income from Operations                 $ 53,806          $ 57,457
                                                 --------          --------
                                                 --------          --------



Despite a difficult pricing environment, operating income for the Paper and Paperboard segment in the second quarter was $17.6 million, an 11% increase from the $15.8 million reported for the second quarter of last year. Paper mill productivity was exceptional during the quarter, resulting in lower unit costs. Despite high production levels, paper inventories dropped in the second quarter, primarily due to strong shipments and, to a lesser extent, approximately 60,000 tons of downtime taken. Higher operating profits from increased shipments for both domestic and export linerboard were partially offset by lower average selling prices. Linerboard shipments increased by 47%, while uncoated business papers volume was off modestly compared with last year's second quarter. Second quarter average selling prices for linerboard and uncoated business papers decreased 15% and 4%, respectively, compared with last year. Some upward movement in pricing was noted in uncoated business papers during the second quarter of 1997. Prices in June were $17 per ton above the first quarter average. Included in operating income for last year's second quarter was a $2.9 million pre-tax charge for estimated severance costs related to the company's decision to outsource timber harvesting operations.

Packaging segment operating income was $9.5 million for the second quarter of 1997, compared with $15.6 million for last year's comparable quarter. Earnings for the domestic corrugated container operations decreased by 36% compared with last year's comparable quarter, due to a 17% decline in average selling prices and a slight decrease in shipments, attributable to the sale of two box plants in the past year. Second quarter earnings from the company's overseas container businesses were well below last year because of lower volume and selling prices. Operating profit within the flexible packaging business was also below the same quarter of last year.

The company's non-paper businesses reported a robust improvement in operating income, compared with last year's second quarter. The Wood Products segment achieved record second quarter earnings of $20.3 million, a 97% increase over last year's second quarter, due primarily to a 21% increase in the average selling price of lumber coupled with a 7% increase in volume. The Chemical segment reported operating income of $20.6 million, 16% above the second quarter of last year. The favorable results were mostly attributable to increased earnings within the company's Bush Boake Allen business, resulting from increased sales and reduced manufacturing costs. In addition, the Chemical Products Division realized improved margins and a 9% increase in volume over last year's second quarter.

Depreciation expense for the second quarter increased 4% from last year's comparable quarter, and increased 5% for the first half of 1997 compared with last year's first half. The increase is due to a higher level of capital investment as well as the depreciation expense for Alling & Cory. Gross interest expense increased in the second quarter, reflecting the impact of an increase in outstanding debt, offset in part by the amount of interest capitalized.

Other income (expense) decreased substantially from the second quarter of last year, which was primarily attributable to a $4.2 million pre-tax gain on the sale of assets included in last year's results.

Cash flow from operations for the first half of 1997 was $154.0 million, compared with $261.1 million for last year's comparable period. The decrease was primarily due to the lower earnings for the first half of this year, and increased working capital. Capital expenditures for the first half of this year totaled $164.7 million, compared with $198.4 million last year, which included a large timberland acquisition. Total debt increased $80 million during the first half of 1997, primarily attributable to increased commercial paper borrowings and the issuance of $10 million of 6.1%, 30 year solid waste disposal facilities bonds. The ratio of total debt to total capital employed increased slightly to 36.7% at June 30, 1997, compared with 35.3% at year-end 1996.

Net working capital decreased to $319.9 million at June 30, 1997, from $354.2 million at year-end 1996, primarily attributable to an increase in short-term borrowings.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". The company will adopt this statement for interim and annual periods ending after December 15, 1997, which is the statement's effective date. The statement is not expected to have a material impact on reported earnings.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The company plans to adopt this statement for interim and annual periods beginning after December 15, 1997.

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

                  27             Financial data schedule.

           b)     Reports on Form 8-K.

                  No Current Report on Form 8-K was filed by the Registrant during the second quarter of 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 UNION CAMP CORPORATION
                                       _________________________________________
                                                          (Registrant)




Date:   August 13, 1997                /S/ Dirk R. Soutendijk
        ---------------                ----------------------
                                       DIRK R. SOUTENDIJK
                                       VICE PRESIDENT, GENERAL COUNSEL
                                       AND SECRETARY



Date:   August 13, 1997                /S/ John F. Haren
        ---------------                -----------------
                                       CONTROLLER





                                       -9-


                         STATEMENT OF DIFFERENCES

  The checkmark shall be expressed as ...............................'ch'