Form 10-Q
period 1997-09-30
UNION CAMP CORP
filed 1997-11-07
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       or

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        69,699,832 shares of Registrant's Common Stock, par value $1 Per Share, were outstanding as of the close of business on September 30, 1997.

                             UNION CAMP CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----

Part I.        FINANCIAL INFORMATION*

               Item 1.        Financial Statements.                            2

               Item 2.        Management's Discussion and
                              Analysis of Financial Condition
                              and Results of Operations.                       6

Part II.       OTHER INFORMATION

               Item 2.        Changes in Securities                            8

               Item 6.        Exhibits and Reports on Form 8-K.                8


                 ----------------------------------------------

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

                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)


                                                         QUARTER ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ---------------------            ----------------------------
                                                    1997             1996                1997             1996
                                                    ----             ----                ----             ----
Net Sales                                      $  1,126,902     $  1,017,310        $  3,289,618     $  2,929,613

Costs and other charges:
   Cost of products sold                            849,318          779,415           2,505,991        2,149,085
   Selling and administrative expenses              125,165          108,970             377,134          319,805
   Depreciation, amortization, and
         cost of timber harvested                    77,064           75,076             232,505          221,756
                                                   --------         --------           ---------        ---------
      Income from operations                         75,355           53,849             173,988          238,967
                                                   --------         --------           ---------        ---------

Gross interest expense                               31,852           29,334              95,067           86,407
   Less capitalized interest                         (2,922)          (1,046)             (7,114)          (2,848)
Other (income) expense - net                         (1,084)            (979)             (2,619)          (2,638)
                                                   --------         --------           ---------        ---------

      Income before income taxes and
          minority interest                          47,509           26,540              88,654          158,046
                                                   --------         --------           ---------        ---------

Income taxes:
   Current                                           12,620            6,591              20,480           38,797
   Deferred                                           4,431            3,147              11,794           20,124
                                                   --------         --------           ---------       ---------

     Total income taxes                              17,051            9,738              32,274           58,921
                                                   --------         --------           ---------        ---------
Minority interest (net of tax)                       (2,899)          (2,449)             (8,592)          (8,130)
                                                   --------         --------           ---------        ---------

      Net Income                               $     27,559     $     14,353        $     47,788      $    90,995
                                               ============     ============        ============      ===========


Earnings per share:                            $       0.40     $       0.21        $       0.69      $      1.32


Dividends per share                            $       0.45     $       0.45        $       1.35      $      1.35

Earnings per share are computed on the basis of the average number of common shares outstanding:

                                                                   1997                     1996
                                                                   ----                     ----
        Quarter Ended September 30,                              69,546,878               69,421,132

        Nine Months Ended September 30,                          69,359,639               69,164,387


See also the accompanying notes to consolidated financial statements.

                                   UNION CAMP CORPORATION
                                AND CONSOLIDATED SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                       ($ in thousands)

                                                     SEPTEMBER 30,             DECEMBER 31,
                                                         1997                     1996
                                                         ----                     ----
ASSETS

Cash and cash equivalents                            $   40,698               $  44,917

Receivables-net                                         578,095                 544,320

Inventories at lower of cost or market:
  Finished goods                                        278,292                 270,123
  Raw materials                                         108,647                 110,569
  Supplies                                              111,421                 115,741
                                                        -------                 -------
     Total inventories                                  498,360                 496,433
                                                        -------                 -------

Assets held for resale                                   10,933                   6,650

Other                                                    35,687                  41,790
                                                      ---------               ---------
     Total current assets                             1,163,773               1,134,110
                                                      ---------               ---------
Plant and equipment, at cost                          6,722,210               6,562,465
  Less:  accumulated depreciation                     3,338,813               3,161,450
                                                      ---------               ---------
                                                      3,383,397               3,401,015
Timberlands, less cost of timber harvested              359,839                 351,334
                                                      ---------               ---------
     Total property                                   3,743,236               3,752,349
                                                      ---------               ---------
Other assets                                            247,755                 209,848
                                                      ---------               ---------
     Total Assets                                  $  5,154,764             $ 5,096,307
                                                   ============             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                 $    847,395             $  779,869

Long-term debt                                         1,231,366              1,252,475

Deferred income taxes                                    736,890                723,431

Other liabilities and minority interest                  284,223                246,938

Stockholders' equity (Shares outstanding
   1997: 69,699,832  ;  1996: 69,217,119)              2,054,890              2,093,594
                                                       ---------              ---------
     Total Liabilities and Stockholders' Equity     $  5,154,764           $  5,096,307
                                                    ============           ============


  See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                             1997                  1996
                                                                                             ----                  ----
Cash Provided By (Used For) Operations:
  Net income                                                                            $  47,788             $  90,995
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                                                    232,505               221,756
     Deferred income taxes                                                                 11,794                20,124
     Other                                                                                 21,572                11,041
     Changes in operational assets and liabilities:
       Receivables                                                                        (38,422)               25,461
       Inventories                                                                         (5,128)               36,119
       Other assets                                                                         5,168                 1,448
       Accounts payable, taxes and other liabilities                                       (2,301)              (37,148)
                                                                                          -------               -------
         Cash Provided By Operations                                                      272,976               369,796
                                                                                          -------               -------
Cash (Used For) Provided By Investment Activities:
  Capital expenditures:
     Plant and equipment                                                                 (213,828)             (191,632)
     Timberlands                                                                          (25,645)              (85,878)
  Payments for acquired businesses                                                        (13,890)              (37,269)
  Other                                                                                    19,253                 4,460
                                                                                          -------               -------
                                                                                         (234,110)             (310,319)
                                                                                          -------               -------
Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                                                       57,482                21,003
  Repayments of long-term debt                                                            (15,206)              (48,052)
  Proceeds from the issuance of long-term debt                                             10,000               150,000
  Repurchase of common stock                                                                 --                 (65,114)
  Dividends paid                                                                          (93,681)              (93,550)
                                                                                          -------               -------
                                                                                          (41,405)              (35,713)
                                                                                          -------               -------
Effect of exchange rate changes on cash                                                    (1,680)                   52
                                                                                          -------               -------
Increase (decrease) in cash and cash equivalents                                           (4,219)               23,816
Balance at beginning of year                                                               44,917                30,332
                                                                                          -------               -------
Balance at end of period                                                                $  40,698             $  54,148
                                                                                          =======               =======
Supplemental cash flow information:
Cash paid during the period for:

    Interest (net of amount capitalized)                                                $  94,946             $  88,639
    Income taxes                                                                        $  22,304             $  44,275


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

Note 2. Results for the third quarter and nine months of 1997 include sales of $183 million and $506 million, respectively, related to Alling & Cory, a paper distribution business acquired by the company in August 1996. Results for the third quarter and nine months of 1996 included sales of $112 million related to Alling & Cory.

Note 3. Included in last year's "Income from Operations" for the nine months ended September 30, 1996 was a $2.9 million pre-tax charge for estimated severance costs related to the company's decision to outsource timber harvesting.

Note 4. Included in "Other Income/Expense" for the nine months ended September 30, 1996 was a $4.2 million pre-tax gain on the sale of land by the company's Bush Boake Allen flavor and fragrance business.

Note 5. Included in "Current Liabilities" are $140 million and $114 million of commercial paper borrowings at September 30, 1997 and year-end 1996, respectively.

Note  6.      Included in "Other Liabilities and Minority Interest" at
              September 30, 1997 and year-end 1996 are $87.2 million and $79.3 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.

Note 7. Certain amounts in the Consolidated Statement of Income have been reclassified for 1996 to conform with the 1997 presentation.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Net income for the third quarter of 1997 was $27.6 million or $.40 per share, compared with $14.4 million or $.21 per share for the third quarter of last year and $10.6 million or $.15 per share for the second quarter of this year. Income from operations for the quarter was $75.4 million, a 40% increase from last year's third quarter and this year's second quarter.

Net income for the first nine months of 1997 was $47.8 million or $.69 per share, compared with $91.0 million or $1.32 per share for the same period last year. Operating income for the first nine months of 1997 was $174.0 million, a 27% decrease from the $239.0 million reported for the first nine months of 1996.

Net sales for the third quarter were $1,127 million, 11% above the previous year's comparable quarter. The third quarter of 1997 included sales of $183 million attributable to The Alling & Cory Company, a paper distribution business acquired in August 1996. The third quarter of 1996 included sales of $112 million related to Alling & Cory. The impact of this business on third quarter operating results was not material. Total paper product shipments increased by 5% from last year's third quarter, to approximately 927,000 tons.


                                            Third          Third
Operating Profit by Segment ($000)       Quarter 1997    Quarter 1996
---------------------------------        ------------    ------------
Paper and Paperboard                     $   45,674       $  27,649
Packaging Products                            6,424           9,577
Wood Products                                18,776          16,056
Chemical                                     20,255          16,441
Corporate Items and Eliminations            (15,774)        (15,874)
                                         ----------       ---------
Income from Operations                   $   75,355       $  53,849
                                         ==========       =========


Operating income for the Paper and Paperboard segment in the third quarter was $45.7 million, a 65% increase from the $27.6 million reported for the third quarter of last year. Higher operating profits from lower manufacturing costs and increased shipments of both domestic and export linerboard were partially offset by lower average selling prices. Linerboard shipments increased by 28%, and uncoated business papers volume increased modestly compared with last year's third quarter. Paper inventories dropped during the third quarter, primarily due to increased shipments outpacing high production levels and, to a lesser extent, approximately 32,000 tons of downtime taken. Third quarter average selling prices for linerboard decreased 4%, while average selling prices for uncoated business papers increased 2%, compared with last year. Upward movement in pricing occurred in both linerboard and uncoated business papers during the third quarter of 1997. Prices of linerboard and uncoated business papers in September increased by $22 and $55 per ton, respectively, above this year's second quarter average with additional upward price movement anticipated in the fourth quarter.

Packaging segment operating income was $6.4 million for the third quarter of 1997, compared with $9.6 million for last year's comparable quarter. Earnings for the domestic corrugated container operations decreased by 47% compared with last year's comparable quarter, due to an 8% decline in average selling prices. Third quarter earnings from the company's overseas container businesses were well below last year primarily due to lower selling prices, which were partially offset by increased volume. Operating profit within the flexible packaging business increased modestly over the same quarter of last year, while operating profit within the folding carton business decreased substantially from last year. In October 1997, the company acquired Phoenix Display & Packaging Corp., a leading marketing, merchandising and point-of-purchase display company based in New Jersey, for approximately 188 thousand shares of company common stock. Also, in October 1997, the company sold its Denver container plant as an ongoing business. The company expects to record a gain from the sale of this facility.

The company's non-paper businesses reported an improvement in operating income, compared with last year's third quarter. The Wood Products segment reported third quarter earnings of $18.8 million, a 17% increase over last year's third quarter, due primarily to a 12% increase in the average selling price of lumber coupled with an 11% increase in volume. The Chemical segment reported operating income of $20.3 million, 23% above the third quarter of last year. The favorable results were attributable to increased earnings within both the company's Chemical Products Division, due to increased sales, and the company's Bush Boake Allen business which reported a 13% increase in operating profit compared to last year's third quarter.

Depreciation expense for the third quarter increased 3% from last year's comparable quarter, and increased 4% for the first nine months of 1997 compared with last year. The increase is due to various capital projects becoming operational, and depreciation expense for Alling & Cory. Gross interest expense in the third quarter increased compared to the same quarter last year, reflecting the impact of an increase in outstanding debt, offset in part by an increase in the amount of interest capitalized.

Cash flow from operations for the first nine months of 1997 was $273.0 million, compared with $369.8 million for last year's comparable period. The decrease was primarily due to the lower earnings for the first nine months of this year, and an increase in receivables. Capital expenditures for the first nine months of this year totaled $239.5 million, compared with $277.5 million last year, which included a large timberland acquisition. Total debt increased $52 million during the first nine months of 1997, primarily attributable to increased commercial paper borrowings and the issuance of $10 million of 6.1%, 30 year solid waste disposal facilities bonds. The ratio of total debt to total capital employed increased slightly to 36.2% at September 30, 1997, compared with 35.3% at year-end 1996.

Net working capital decreased to $316.4 million at September 30, 1997, from $354.2 million at year-end 1996, primarily attributable to an increase in short-term borrowings.

In the third quarter, all outstanding stock appreciation rights previously granted in tandem with nonqualified stock options under the company's management incentive program were terminated. This did not have a material impact on reported earnings. The related stock options were not affected by the decision and remain outstanding.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". The company is required to adopt this statement for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The company is required to adopt these statements for periods beginning after December 15, 1997. The statements will not have a material impact on reported net income.

The company is currently in the process of evaluating its computer software and databases to ensure that any modifications required to be "Year 2000" compliant are made in a timely manner. Management does not expect the financial impact of such modifications to be material to the company's financial position or results of operations in any period.

-------------------------------------------------------------------------------
Statements in this report or in other company announcements that are not historical are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties with respect to the company include the effect of general economic conditions, fluctuations in supply and demand for the company's products including exports and potential imports, paper industry production capacity, operating rates and competitive pricing pressures.
-------------------------------------------------------------------------------

                                     Part II. OTHER INFORMATION

Item 2.        Changes in Securities.

               On October 23, 1997 the Company issued 188,471 shares of its Common Stock to Greater New York Box Co., Inc. in consideration of the acquisition by the Company of all of the outstanding capital stock of Phoenix Display & Packaging Corp. The value of the Union Camp Common Stock issued was approximately $11,845,000. The number of shares issued is subject to possible future adjustment in accordance with the terms of the acquisition agreement. The transaction in which the shares of Union Camp Common Stock were issued was a private placement exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.        Exhibits and Reports on Form 8-K.

               a)      Exhibits.

                       No.      Description

                       11       Statement re computation of per share earnings.

                       27       Financial data schedule.

               b)      Reports on Form 8-K.

                       No Current Report on Form 8-K was filed by the Registrant during the third quarter of 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNION CAMP CORPORATION
                                    ---------------------------------------
                                              (Registrant)

Date:   November 7, 1997                     /S/ Dirk R. Soutendijk
                                    ----------------------------------------
                                             DIRK R. SOUTENDIJK
                                             VICE PRESIDENT, GENERAL COUNSEL
                                             AND SECRETARY



Date:   November 7, 1997                     /S/ John F. Haren
                                     ---------------------------------------
                                             CONTROLLER