Form 10-K
period 1997-12-31
UNION CAMP CORP
filed 1998-03-31
CIK 100783

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended                 Commission File
           DECEMBER 31, 1997                     NUMBER 1-4001

                             UNION CAMP CORPORATION

A Virginia Corporation                         13-5652423
                                               I.R.S. Employer
                                               Identification No.

                                1600 Valley Road
                             Wayne, New Jersey 07470
                            Telephone (973) 628-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
 Title of Each Class                                     on Which Registered
 Common Stock, $1 par value............................New York Stock Exchange;
                                                        Pacific Stock Exchange

 Preferred Stock Purchase Rights......................New York Stock Exchange;
                                                        Pacific Stock Exchange

 8 5/8% Sinking Fund
   Debentures Due April 15, 2016... ...................New York Stock Exchange

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 4, 1998, 69,244,048 shares of Registrant's Common Stock, $1 par value, were outstanding. On March 4, 1998, the closing price per share for the Common Stock as reported on the Composite Tape for issues listed on the New York Stock Exchange was $59.3125 and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $4,107,037,597.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "Union Camp 1997 Annual Report") are incorporated by reference in Parts I, II and IV of this Form 10-K.

         Portions of Registrant's Proxy Statement, dated March 16, 1998 (the "Union Camp 1998 Proxy Statement"), are incorporated by reference in Part III of this Form 10-K.

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

                                     PART 1

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

          Union Camp's principal business segments are the manufacture and sale of paper and paperboard, packaging products and wood products and the production and sale of chemicals, including flavors and fragrances. Information about developments during 1997 relating to Union Camp's business appears in the following portions of the Union Camp 1997 Annual Report and is incorporated by reference in this Item 1: the text under the captions "The Year in Fine Paper" on page 16 (other than the caption describing the photograph on that page); "The Year in Packaging" on page 17 (other than the caption describing the photograph on that page); "The Year in Chemicals" on page 18 (other than the caption describing the photograph on that page); and "The Year in Forest Resources" on page 19 (other than the caption describing the photograph on that page). Information about the Company's research and development costs appears under the caption "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on page 32 of the Union Camp 1997 Annual Report and is incorporated by reference in this Item 1.

          Revenue, operating profits and other financial data for the principal business segments and for the foreign and domestic operations and the dollar amounts of export sales of Union Camp for the years ended December 31, 1997, 1996 and 1995 appear in Note 15 of Notes to Consolidated Financial Statements on pages 39 and 40 of the Union Camp 1997 Annual Report and are incorporated by reference in this Item 1. The international operations of Union Camp and its subsidiaries are subject to the risks of doing business abroad, including currency fluctuations, foreign government regulation and changes in political environments.

          During 1997, Union Camp's consolidated sales and operating profit were generated primarily by domestic operations.

PAPER AND PAPERBOARD

          Union Camp's Fine Paper Division produces bleached paper and paperboard and its Kraft Paper and Board Division produces kraft paper and paperboard. Those products are its largest contributors to profits. Union Camp's total production of bleached and kraft paper and paperboard in 1997 was approximately 3.7 million tons, of which about 59% was kraft and 41% was bleached.

          The Company operates four large paper mills at Savannah, Georgia, Prattville, Alabama, Franklin, Virginia and Eastover, South Carolina. They are fully integrated in that all pulp required to support paper manufacturing is produced at the mill sites. Combined operating capacity is estimated to be approximately 3.8 million tons in 1998.

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

          In 1997, the Company converted about 57% of its kraft linerboard and paper production into packaging products and sold essentially all of the rest to others for conversion into similar products.

          The Franklin, Virginia mill produces uncoated free sheet which is sold in roll and sheet form. These sales are to converters who use uncoated free sheet primarily to make envelopes and forms, to merchant distributors and major end users who use it in business communications, printing, direct response mail and reprographic use. The mill also produces coated and uncoated bleached board which are sold for a variety of end uses, such as publishing, greeting cards, book covers and advertising and promotional printing. There are four paper machines and two board machines at this mill. The Franklin mill includes a recycled (deinked) pulp facility. The deinked facility removes ink from office waste paper and produces recycled pulp for the manufacture of recycled content white paper and board. Recycled content paper is sold as Union Camp branded products such as Collage(TM) and Great White(TM).

          The Eastover, South Carolina mill produces uncoated free sheet which, like the Franklin product, is sold to others in roll and sheet form for the same end uses. The two-machine Eastover mill has an excess of pulp capacity which is used together with an on-site pulp dryer to produce bleached pulp for sale to others in domestic and international markets.

          A new business unit of the Fine Paper Division called the Great White Consumer Products(TM) unit sells branded business and computer paper products manufactured at the Franklin and Eastover mills as well as specialty coated and colored paper products produced by others to office superstores, mass merchandisers and other retailers.

          In 1997, Union Camp sold about 31% of its fine paper and paperboard production in converted or sheet form. This includes approximately 1% converted by its own plants into folding cartons and bags.

          The four integrated mills use sulfate pulping chemistry, also referred to as the kraft process. Both hardwood and pine timber are used at all four mills. Approximately 34% of the Company's wood pulp production utilizes timber harvested from lands owned or controlled by the Company. Timber use at the Prattville, Savannah and Franklin mills is supplemented with recycled waste paper acquired from others and the Company's converting plants (see the next section entitled "Packaging Products").

PACKAGING PRODUCTS

          From its mill production of paper and paperboard, Union Camp makes bags and sacks and corrugated and solid fibre containers.

          Union Camp produces multiwall and consumer bags used to package cement, feed, fertilizer, clay, pet food, chemical and mineral products and specialty bags used in packaging pet food, charcoal, produce, sugar, flour, seed, coffee, cookies, microwaveable popcorn and other miscellaneous items. Union Camp also produces linear low density plastic products including film for consumer applications and for industrial applications, such as plastic shipping sacks to package salt, bark, soil, insulation, resins and chemicals. In March 1997 the Company acquired seventy-five percent of the capital stock of Puntapel, S.A., a manufacturer of multiwall bags used primarily to package cement, flour, feed and sugar. Puntapel's plant is located in San Luis, Argentina.

          Union Camp produces corrugated and solid fibre containers used to ship and store canned, bottled and packaged products for a wide variety of customers, including food processors and textile, furniture, chemical and automotive manufacturers. In October 1997, the Company acquired Phoenix Display and Packaging Corporation, a marketing, merchandising and point-of-purchase display company based in West Deptford, New Jersey. Phoenix Display and Packaging offers a broad range of services including structural and graphic design, printing, contract packaging and fulfillment.

          The Company's Folding Carton Division operates three plants which produce cartons with high quality gravure and lithographic printing, which are used principally by the cosmetics and toiletries industries for shelf packaging in retail stores.

          The International Packaging Division manufactures corrugated containers at wholly-owned, consolidated subsidiaries in Chile, Spain, the Republic of Ireland and Puerto Rico. Union Camp holds a 30% interest in Zucamor S.A., Argentina's leading independent corrugated container company, which it purchased during 1994. The Company has a joint venture in Turkey with KAV Orman Sanayii A.S., a subsidiary of KOC Holding Company, one of the world's largest industrial companies, to operate a corrugated container plant serving agricultural and industrial markets in Turkey. In August 1997, a consolidated joint venture corrugated container plant in Guangzhou, Peoples Republic of China commenced operations.

WOOD PRODUCTS

          Union Camp produces southern pine lumber, plywood and particleboard. Its wood products mills have the capacity to produce 527,000,000 board feet of lumber, 240,000,000 square feet (3/8" basis) of plywood and 117,000,000 square feet (3/4" basis) of particleboard annually. Union Camp's wood products mills produced at 96% of capacity in 1997. Its wood products are used in home construction and industrial markets such as furniture, cabinets and fixtures. The wood products mills also produce significant quantities of wood chips for use in Union Camp's papermaking operations.

          The Company is constructing a new facility adjacent to its existing veneer plant in Thorsby, Alabama which will produce laminated veneered lumber and wood I-joists for engineered wood product markets. The facility is scheduled to begin operation in the second half of 1998.

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

          In June 1994, Bush Boake Allen Inc. completed an initial public offering of 32% of its outstanding common stock. Union Camp owns the remaining 68% of the stock.

          Bush Boake Allen Inc. is a producer of flavors (including essential oils, seasonings and spice extracts) and fragrances and aroma chemicals. The flavor products impart a desired taste and smell to a broad range of consumer products, including soft drinks, confections, dietary foods, snack foods, dairy products, pharmaceuticals and alcoholic beverages. The fragrance products are used in a wide variety of items, including fine fragrances, soaps, detergents, air fresheners, cosmetics and toiletries and related products. The flavor and fragrance compounds are sold primarily to major consumer product companies which use these products in conjunction with other natural and synthetic ingredients to make their products more appealing to consumers. The majority of the aroma chemicals produced by Bush Boake Allen are used by major multinational consumer product manufacturers and other fragrance and flavor compounders as fragrance raw materials. The remainder is sold to agrichemical and specialty chemical manufacturers or internally used by Bush Boake Allen in its production of fragrance compounds. Bush Boake Allen has developed a broad-based global presence with operations in 39 countries in North and South America, Europe, Asia, Australia, The Middle East and Africa.

PAPER DISTRIBUTION

          The Alling & Cory Company, a distributor of business communications and printing papers, industrial packaging and business products with its headquarters in Rochester, New York, is a wholly owned subsidiary of the Company. Alling & Cory operates 17 distribution centers and 22 retail paper shops in Maryland, New Jersey, New York, Ohio, Pennsylvania, Virginia and West Virginia. Alling & Cory's wholly owned subsidiary, the Alcor Envelope Company, Inc. operates an envelope converting facility in Hamburg, New York. Alling & Cory employs approximately 1,300 people.

LAND DEVELOPMENT AND HOUSING

          Union Camp's real estate subsidiary, The Branigar Organization, Inc., is engaged in the sale and development of land in Georgia, South Carolina and North Carolina for residential, recreational and commercial use and the sale and development of commercial properties at highway interchanges in Georgia and South Carolina.

CAPITAL EXPENDITURES

          Information about Union Camp's 1997 and estimated 1998 capital expenditures appears on page 26 of the Union Camp 1997 Annual Report in the text under the caption "Capital Expenditures" and is incorporated by reference in this Item 1.

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

          Union Camp chemicals are sold worldwide with most sales being made to customers in the United States and European Economic Community countries. Through various overseas subsidiaries and related companies of Bush Boake Allen, Union Camp sells in the worldwide markets for flavors and fragrances and related products. Chemical products generally are sold directly to industrial users and to a lesser extent through agents and distributors. During 1997, Union Camp's chemical exports from the United States were about 7.2% of the total chemical sales of Union Camp and its subsidiaries. In addition, approximately 54.6% of such total chemical sales originated from the production facilities of subsidiaries located outside the United States.

          In 1997, Union Camp sold in the export market approximately 20% of its production of paper and paperboard.

COMPETITION

          All of Union Camp's products are sold in highly competitive markets in which there are many large and well-established companies, of which Union Camp is one. Competition in each of Union Camp's markets is based on price, quality of product, service and product innovation.

TIMBER RESOURCES

          The basic raw material for Union Camp's business is timber, a renewable resource. Union Camp controls approximately 1,605,000 acres of timberlands in Georgia, Alabama, Virginia, Florida, North Carolina, and South Carolina, of which approximately 1,523,000 acres are owned by the Company and the balance is held under long-term leases. In 1997, Union Camp obtained approximately 39% of its total timber requirements from its own timberlands and purchased the balance from others.

          Union Camp operates its timberlands on a sustained yield basis. Union Camp began reforestation on its timberlands in the mid-1950's and now has approximately 972,000 acres in plantation growth. It planted about 44,000 acres under the plantation program in 1997 and expects to plant approximately 59,000 acres in 1998. These plantation programs result in increased yield per acre. The current growing cycle for most of Union Camp's plantations averages between 20 and 25 years. Union Camp anticipates that for the foreseeable future there will be an adequate supply of timber for its operations from its own lands and other sources.

ENVIRONMENTAL PROTECTION ACTIVITIES

          Union Camp is committed to complying with applicable environmental protection control laws. Wastewater treatment facilities and/or atmospheric emission control equipment at various Union Camp locations, which currently comply with applicable restrictions, may from time to time have to be upgraded to comply with new limitations. Such new limits may be imposed when federal and state permits are renewed or as regulations are promulgated implementing revisions to federal and state air and water pollution control laws.

          Union Camp invested approximately $31 million in environmental control facilities in 1997 and approximately $130 million over the past five years. Over the next two years, it is estimated that environmental control expenditures will average approximately 9% of projected capital spending. Environmental control expenditures divert capital and may increase operating and financing costs. To that extent, they have an adverse impact on earnings.

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

          In August 1992, Union Camp entered into a Consent Order with Region V of the U.S. Environmental Protection Agency (the "EPA") to conduct an investigation to ascertain existing conditions at the Company's Dover, Ohio facility under the Resource Conservation and Recovery Act. The Company submitted a final risk assessment and site investigation report in late 1996 which was approved with modifications by the EPA. All outstanding issues regarding the need for further investigation and ascertaining risk to human health and the environment have been satisfactorily resolved. The Company has submitted a corrective measures study to the EPA with its recommendations for corrective action and is awaiting the EPA's determination of what corrective actions should be taken. On the basis of the information presently available to it, Union Camp believes that remedial action required as a result of the investigation will not result in a material adverse effect on its financial condition.

EMPLOYEES

          Union Camp and its subsidiaries employ approximately 19,000 people, approximately 37% of whom are represented by a total of 61 unions under collective bargaining agreements. Contracts involving approximately 2,900 hourly employees were concluded during 1997. Contracts involving approximately 1,400 hourly employees are subject to renegotiation and renewal in 1998. Union Camp believes that its relationship with its employees is favorable and it has not experienced a strike at any major facility since 1974.

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

              PAPER AND PAPERBOARD INDUSTRY SEGMENT

Paper and Paperboard

          The four paper mills located at the sites listed below are the Company's principal facilities. Item 1 of this Report provides information regarding their general character, including the products they produce, their productive capacity and the extent of utilization.

                         Eastover, South Carolina
                         Franklin, Virginia
                         Prattville, Alabama
                         Savannah, Georgia

Paper Finishing

          The three converting plants listed below are part of the Company's Fine Paper Division. They convert large rolls of paper produced by the division into folio sheets for commercial printers and office size sheets for home and business use. A new converting plant called the Converting Innovation Center began operating in Franklin during 1997. This plant specializes in shorter cycle, smaller count retail oriented package design concepts.

                         Franklin, Virginia (2)
                         Sumter, South Carolina

                       PACKAGING PRODUCTS INDUSTRY SEGMENT

Multiwall and Consumer Bags

          The plants listed below produce multiwall and consumer bags of various substrates for packaging products such as cement, seed, feed, pet food, sugar, cookies and popcorn.

          Hanford, California
          Hazleton, Pennsylvania
          Monticello, Arkansas
          St. Louis, Missouri
          San Luis, Argentina
          Seymour, Indiana
          Sibley, Iowa
          Spartanburg, South Carolina
          Tifton, Georgia

Plastic Products

          The plants listed below produce polyethylene packaging and roll stock for packaging a variety of agricultural and industrial products and consumer items such as ice, salt, insulation, fertilizer and pet food.

           Griffin, Georgia
           Monticello, Arkansas
           Tomah, Wisconsin

Corrugated Containers

          The plants listed below use a corrugator to manufacture corrugated sheets by gluing a fluted paperboard material called medium between two or more flat facings of linerboard. These corrugated sheets are then sold or made into boxes or corrugated containers in a separate operation at these plants. The Company has decided to exit the Central Florida corrugated container market and, therefore, is exploring opportunities to sell the Lakeland, Florida container plant and the Eaton Park, Florida finishing plant as an ongoing operation.

     Ashbourne, Republic of Ireland
     Atlanta, Georgia
     Auburn, Maine
     Bayamon, Puerto Rico
     Chicago, Illinois
     Decatur, Alabama
     Gandia, Spain
     Hanford, California
     Houston, Mississippi
     Kalamazoo, Michigan
     Lafayette, Louisiana
     Lakeland, Florida
     La Laguna, Tenerife, Spain
     Las Palmas de Gran Canaria, Spain
     Madrid, Spain
     Morristown, Tennessee

     Newtown, Connecticut
     Rancagua, Chile
     Richmond, Virginia
     San Antonio, Texas
     Savannah, Georgia
     Spartanburg, South Carolina
     Washington, Pennsylvania

Finishing

          The plants listed below use equipment that converts corrugated sheets into boxes or laminates a printed sheet of paper to one panel of a box or applies a wax coating to a finished box.

     Conway, Arkansas
     Eaton Park, Florida
     Edinburg, Texas
     Fort Worth, Texas
     Los Angeles, California
     Statesboro, Georgia
     West Deptford, New Jersey

Graphics

   The plants listed below use a process that adheres medium to a single linerboard sheet to produce singleface and then glues a printed label to the singleface. These sheets are then made into boxes at these plants.

        Cleveland, Ohio
        Conway, Arkansas
        Stockton, California

Solid Fibre Products

   The plant listed below manufactures solid fibre sheets by gluing two or more flat linerboard sheets together. These solid fibre sheets are then made into boxes or slip sheets in a separate operation. Slip sheets are used in material handling in lieu of wooden pallets.

        Lancaster, Pennsylvania

Folding Cartons and Gravure Printing

   The plants listed below produce folding cartons with high quality gravure and lithographic printing which are used to package cosmetics, toiletries and fragrance products.

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

                         Chapman, Alabama
                         Thorsby, Alabama

Particleboard

          The plants listed below use wood shavings and other wood residues to produce particleboard which is cut to size and sold primarily to the furniture industry.

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


Location              Products                    Process
---------             --------                     -------
Carrollton, Texas     Seasonings                  Compounding, i.e., mixing
                                                  and blending

Chicago, Illinois     Flavors, Vanilla Extract    Extraction  and Compounding



Location                 Products                       Process
---------                --------                       -------
Guangzhou, China         Flavors, Fragrances           Compounding

Jacksonville, Florida    Terpene Derivatives           Chemical Processing
                         and Aroma Chemicals

Johannesburg,            Flavors, Fragrances and       Compounding
 South Africa            Seasonings

Jurong, Singapore        Flavors and Fragrances        Compounding

London, England          Flavors and Fragrances        Compounding

Long Melford, England    Spices, Essential Oils        Extraction  and Compounding
                         and Seasonings

Madras, India            Flavors and Fragrances        Compounding

Manila, Philippines      Flavors, Fragrances and       Compounding
                         Seasonings

Melbourne, Australia     Flavors, Fragrances           Extraction and Compounding
                         and Seasonings

Norwood, New Jersey      Fragrances and                Compounding
                         Essential Oils

Sydney, Australia        Flavors and Seasonings        Compounding

Widnes, England          Aroma Chemicals               Chemical Processing

Witham, England          Flavors                       Compounding

          The chemical processing facilities listed below are part of the Chemical Products Division which produces a variety of wood-based and non-wood-based chemicals. Shown below are the principal products of each facility.


Location                      Products
---------                     --------
Bedlington, England           Ink, adhesive and coatings resins

Chester-le-Street, England    Tall oil derivatives, ink and adhesive resins

Dover, Ohio                   Ink and adhesive resins, plasticizers and esters

Location                      Products
---------                     --------
Savannah, Georgia             Tall oil derivatives, ink and adhesive resins

Valdosta, Georgia             Printing ink resins

          In addition, in the chemical industry segment, Union Camp has small consolidated subsidiary manufacturing (compounding and mixing) facilities at the following locations: Kingston, Jamaica; Auckland, New Zealand; Atlacomulco, Mexico; Buenos Aires, Argentina; Istanbul, Turkey; Knislinge, Sweden; Bangkok, Thailand; LaSalle, Canada and Bogor, Indonesia. The aggregate 1997 revenue from these small facilities was approximately $33 million.

          Also see Item 1 for a discussion of Union Camp's timberland holdings used in Union Camp's Paper and Paperboard and Wood Products industry segments.

                       Paper Distribution

          The Alling & Cory Company, a wholly owned subsidiary of the Company headquartered in Rochester, New York, distributes business communications and printing papers, industrial packaging and business products.

          The Alcor Envelope Company, Inc. a wholly owned subsidiary of Alling & Cory, manufactures envelopes in a plant in Hamburg, New York.

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

                      Distribution Centers


   Albany, New York
   Allentown, Pennsylvania
   Baltimore, Maryland
   Bellaire, Ohio
   Buffalo, New York
   Cleveland, Ohio
   Erie, Pennsylvania
   Fairmont, West Virginia
   Hagerstown, Maryland
   Harrisburg, Pennsylvania
   Marlton, New Jersey
   Pittsburgh, Pennsylvania
   Rochester, New York
   Scranton, Pennsylvania
   Staunton, Virginia
   Syracuse, New York
   Toledo, Ohio

                       Retail Paper Shops

     Albany, New York
     Allentown, Pennsylvania
     Bridgeville, Pennsylvania
     Cheektowaga, New York
     Cleveland, Ohio
     Cranberry, Pennsylvania
     East Syracuse, New York
     Edison, New Jersey
     Havertown, Pennsylvania
     Malvern, Pennsylvania
     Maple Shade, New Jersey
     Middleburg Heights, Ohio
     Philadelphia, Pennsylvania (2)
     Pittsburgh, Pennsylvania
     Rochester, New York
     Scranton, Pennsylvania
     Trenton, New Jersey
     Utica, New York
     Westbury, New York
     Willow Grove, Pennsylvania
     Woodside, New York

ITEM 3. LEGAL PROCEEDINGS

        In addition to the proceedings described below, the Company is a party to other legal proceedings incidental to its business which the Company does not believe are material to it.

        Union Camp has been designated a potentially responsible party at a number of hazardous waste sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws. At the present time the Company is actively involved with proceedings at approximately 14 sites including the three sites described in the three paragraphs immediately below. Designated employees of the Company meet quarterly to review the status of such proceedings. When the facts known to the Company indicate that liability is probable and a reasonable estimate of the Company's share of remediation costs can be made, the Company records such estimated amount. Amounts reserved are adjusted as additional facts become known. In some cases, a determination of liability cannot be made. For example, it may not have been established that the Company is a potentially responsible party. In other cases, no estimate of remediation costs is possible. In many instances, the cost of remediation is speculative because remedial investigations and feasibility studies have not yet been contracted for, have not been completed or, alternatively, have been completed but an acceptable remedy has not been chosen. In other cases, it is uncertain whether the Company will seek, be offered or accept a settlement with payment of a premium over otherwise estimated liability in order to secure full release. Some settled cases also have "reopeners" for contamination discovered after full implementation of the remedy. Finally, insurance reimbursement is usually uncertain until matters are finally resolved.

        In May 1996, the EPA filed a civil suit against the Company and several other potentially responsible parties in the U.S. District Court for the District of Louisiana under CERCLA for recovery of past and future response costs incurred by the EPA at the Bayou Bonfouca Superfund Site at Slidell, Louisiana which operated as a wood treatment facility from

1882 to 1972. Subsequently, the State of Louisiana filed a similar suit against the Company seeking to recover the share of the response costs for which it is responsible under CERCLA. EPA records indicate there have been expenditures over a number of years of approximately $100 million for remediation at the site. The EPA estimates that future response costs will be approximately $30 million. In 1956, a subsidiary of Union Camp acquired the assets of American Creosoting Company which included the stock of a subsidiary which had owned and operated the Slidell facility since 1933. The subsidiary sold the Slidell facility in 1958. The subsidiary was sold in 1964. The EPA alleges that Union Camp has owner and/or operator status under CERCLA arising from its ownership of the subsidiary which owned the Slidell facility. Union Camp denies it ever owned and/or operated the Slidell facility. While it is not possible to estimate the likely outcome of these proceedings, Union Camp believes it has meritorious defenses based upon the facts and longstanding principles of corporate law and shareholders' liability.

        Union Camp is also party to an action in the U.S. District Court for the District of Connecticut in which private litigants are seeking contribution associated with past and future cost of remediating property used for creosoting operations from 1921 through 1964. Such remediation costs are currently estimated at approximately $3 million. A subsidiary of Union Camp conducted activities at the property from 1956 to 1964. Union Camp was dismissed on summary judgment from the lawsuit in June 1995, but on appeal the summary judgment order was vacated and the matter was remanded to the District Court to determine whether Union Camp could be held liable as an operator under federal and state superfund laws. The litigation has been stayed since the fall of 1996 for the review of the various potential remedies. Union Camp believes the facts do not support a claim that Union Camp was an operator of the site.

        In 1994, Union Camp was made a party to an action brought in state court in Forest County, Mississippi by the Hattiesburg Public School District seeking future remediation costs for property previously used in creosoting operations. In the second half of 1996 a suit was commenced in the U.S. District Court for the Southern District of Mississippi, Hattiesburg Division by car dealers who lease the property from Hattiesburg Public School District. These plaintiffs seek damages for diminution in the value of the property, lost profits and potential relocation expenses based upon the alleged pollution of the property. No remediation of the property has begun or been ordered. Like the matter described in the second preceding paragraph, this case and the case in the previous paragraph allege that Union Camp should be responsible for the activities of its subsidiary at the properties. Union Camp disputes these allegations because Union Camp did not own or operate the facilities. Although Union Camp believes it has a strong legal position with respect to the above described claims involving the creosoting activities of its former subsidiary, an estimate of the likely outcome of these proceedings cannot be made at this time.

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

        In its Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 the Company reported that a subsidiary of the Company was added as a defendant in approximately 7,000 asbestos-related cases which had been pending in Mississippi state court for several years. Subsequently, this subsidiary was named as a defendant in additional asbestos-related consolidated actions so that the total number of such cases was in excess of 10,000. The subsidiary was named in these cases because it allegedly was part of the chain of distribution of asbestos-containing products to facilities where the plaintiffs worked. The period of alleged exposure ranges from 1930 through the present. The subsidiary did not manufacture asbestos or asbestos-containing products. The number of defendants named in these suits ranges from approximately 40 to 170, and includes asbestos manufacturers, distributors of asbestos containing products, an insurance company and a manufacturer of safety equipment. In March 1993, the Company's subsidiary settled approximately 10,500 of these cases, with the settlement being funded by the Company's insurance carrier. The Company's subsidiary settled approximately 2,600 additional cases during 1997 which was funded by the Company's insurance carrier. This subsidiary is a defendant in approximately 8,000 remaining cases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        Not applicable.

EXECUTIVE OFFICERS OF UNION CAMP

        The executive officers of Union Camp as of March 1, 1998 were as follows:


NAME                     AGE          POSITION & OFFICES WITH UNION CAMP
----                     ---          ---------------------------------
W. Craig McClelland......63       Chairman of the Board and
                                  Chief Executive Officer; Director

Jerry H. Ballengee.......60       President and Chief Operating
                                  Officer;  Director

Charles H. Greiner, Jr...50       Executive Vice President

A. William Hamill........50       Executive Vice President and
                                  Chief Financial Officer

John T. Heald, Jr........52       Executive Vice President

John C. Albert...........52       Senior Vice President

Susan M. Arseven.........56       Senior Vice President and
                                  Chief Information Officer

Jerome N. Carter.........49       Senior Vice President

Willis J. Potts, Jr......51       Senior Vice President

Dirk R. Soutendijk.......59       Vice President, General Counsel
                                  and Secretary
Donald W. Barney.........57       Vice President and Treasurer

John F. Haren............50       Controller


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

          Mr. Ballengee became President and Chief Operating Officer in July 1994. Previously, he was an Executive Vice President since November 1988.

          Mr. Greiner became Executive Vice President in January 1998. Previously, he was Senior Vice President and General Manager, Fine Paper Division from December 1993 to December 1997. Prior to that he had been a Vice President and General Manager of the Fine Paper Division.

          Mr. Hamill became Executive Vice President and Chief Financial Officer in June 1997. Mr. Hamill joined the Company in June 1996 as Senior Vice President, Finance. From March 1993 to June 1996, he was a partner in SCI Investors Inc., an investment firm in Richmond, Virginia, and a stockholder and director of Custom Papers Group Inc., a specialty paper producer which was privately held during this period. Prior to March 1993, he was Senior Vice President and Chief Financial Officer of Specialty Coatings International.

          Mr. Heald became Executive Vice President in January 1998. Previously, he was Senior Vice President, Converting Group from June 1993 to December 1997. Prior to that, he had been a Vice President and General Manager of the Container Division since November 1988.

          Mr. Albert became Senior Vice President, Forest Resources Group in December 1995. Prior to that, he had been Vice President and General Manager of the Forest Resources Group since January 1991.

          Ms. Arseven became Senior Vice President and Chief Information Officer in January 1998. She joined the Company in May 1995 as Vice President and Chief Information Officer. Previously, she was Director, Information Services Division of American Cyanamid Company.

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

          Mr. Haren became Controller in November 1996. Previously, he was an Assistant Controller.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          Information in response to the disclosure requirements specified by this Item 5 appears under the captions and on the pages of the Union Camp 1997 Annual Report indicated below and is incorporated by reference in this Item 5.

           REQUIRED           ANNUAL REPORT       ANNUAL REPORT
          INFORMATION            CAPTION              PAGE
          -----------           ---------             -----
       Principal markets for  Financial Review -       27
       Common Stock;  high    Quarterly Information
       and low sales prices

       Dividends per share    Financial Review -       27
       declared               Quarterly Information

       Approximate number of  Financial Review -       27
       shareholders of record-Quarterly Information
       December 31, 1997


ITEM 6. SELECTED FINANCIAL DATA

        Information in response to the disclosure requirements specified by this
Item 6 appears on pages 42 and 43 of the Union Camp 1997 Annual Report and is incorporated by reference in this Item 6.

ITEM 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Information in response to the disclosure requirements specified by this Item 7 appears in the text under the caption "Financial Review" on pages 23 to 27 of the Union Camp 1997 Annual Report and is incorporated by reference in this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not material.

Item 8.   Financial Statements and Supplementary Data

               Information in response to the disclosure requirements specified by this Item 8 appears under the caption "Quarterly Information" on page 27 and on pages 29 to 40 of the Union Camp 1997 Annual Report and is incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information in response to the disclosure requirements specified by this Item 10, with respect to (i) the directors of Union Camp appears under the caption "The Board of Directors" on pages 9 to 12 of the Union Camp 1998 Proxy Statement and (ii) the executive officers of Union Camp, appears under the caption "Executive Officers of Union Camp" in Part I of this Annual Report on Form 10-K. Such information is incorporated by reference in this Item 10. Disclosure pursuant to Item 405 of Regulation S-K appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 25 of Union Camp's 1998 Proxy Statement and is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

          Information in response to the disclosure requirements specified by this Item 11 appears under the captions "Board Compensation" on pages 13 and 14 and "Executive Compensation", "Options", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Retirement Plans" and Severance Arrangements" on pages 15 to 18 of the Union Camp 1998 Proxy Statement. Such information is incorporated by reference in this Item 11.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information in response to the disclosure requirements specified by this Item 12 appears under the caption "Security Ownership of Management as of December 31, 1997" and "Security Ownership of Certain Beneficial Owners" on pages 24 and 25 of the Union Camp 1998 Proxy Statement and is incorporated by reference in this Item 12.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (1)Index of financial statements

          The following financial statements are included at the indicated page in the Union Camp 1997 Annual Report and are incorporated by reference in this Annual Report on Form 10 - K:

                                                                            Page
                                                                            ----
        Consolidated Income for the years ended
        December 31, 1997, 1996 and 1995...................................29

        Consolidated Balance Sheet -
        December 31, 1997 and 1996.........................................30

        Consolidated Statement of Cash Flows
        for the years ended December 31, 1997,
        1996 and 1995......................................................31

        Notes to Consolidated Financial Statements.......................32-40

        Report of Independent Accountants..................................28

          (2) The following schedules, for the three years ended December 31, 1997, to the Financial Statements are included beginning at the indicated page in this Annual Report on Form 10-K:

                                                                            Page
                                                                            ----
        Report of Independent Accountants
        on Financial Statement Schedule....................................26

        Schedule II-Valuation and Qualifying Accounts......................27

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

3.2       By-Laws of Union Camp, as amended February 24, 1998.

4.1 Union Camp hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Union Camp and its consolidated subsidiaries to the Commission upon its request.

NO.      DESCRIPTION
4.2       Rights Agreement, dated as of January 25, 1996, as amended and restated as of June 25, 1996, between Union Camp Corporation and The
          Bank of New York as Rights Agent (filed as Exhibit 1 to the Company's
          Registration Statement on Form 8-A/A filed July 3, 1996 and incorporated herein by reference).

10.1      Union Camp's 1982 Stock Option Plan, as amended November 29, 1988
          (filed as Exhibit 10 (b) to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).*

10.2      1989 Stock Option and Stock Award Plan, as amended October 29, 1996
          (filed as Exhibit 10.2 to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).*

10.3      Executive Annual Incentive Plan (filed as Exhibit 10(c) to Union
          Camp's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).*

10.4      Restricted Stock Performance Plan (filed as Exhibit 10.1 to Union
          Camp's Quarterly Report on Form 10-Q for the quarter ended March 31,
          1997 and incorporated herein by reference).*

10.5      Union Camp's Directors' Fees Deferral Plan (filed as Exhibit 10(d) to
          Union Camp's Annual Report on Form 10-K for the year ended December
          31, 1982 and incorporated herein by reference).*

10.6      Union Camp's Retirement Plan for Outside Directors as amended November
          25, 1997.

10.7 Form of Severance Agreement between Union Camp and certain executive officers of Union Camp (filed as Exhibit 10.7 to Union Camp's Annual
          Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).*

10.8 Union Camp's Stock Compensation Plan for Non-Employee Directors as amended February 24, 1998.*

10.9      Agreement between Union Camp and James M. Reed dated May 14, 1991
          (filed as Exhibit 19(c) to Union Camp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference).*

10.10     Agreement between Union Camp and James M. Reed dated November 17,
          1997.*

10.11     Union Camp Corporation Supplemental Retirement Income Plan for
          Executive Officers as amended and restated June 24, 1996 (filed as
          Exhibit 10 to Union Camp's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).*

10.12     Description of post-retirement office arrangements between Union Camp
          Corporation and Raymond E. Cartledge (filed as Exhibit 10.2 to Union
          Camp's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1994, and incorporated herein by reference).*

11        Statement re computation of per share earnings.

13 The portion of Union Camp's 1997 Annual Report to security holders which is incorporated by reference into this filing.

21        List of subsidiaries of Union Camp.

23        Consent of Independent Accountants.

27.1      Financial Data Schedule - Annual Period Ended December 31, 1997.

27.2      Financial Data Schedule - Restated for Annual Period Ended
          December 31, 1996.

          * Denotes a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

          (b) Reports on Form 8-K.

          No current Report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1997.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Wayne, and State of New Jersey, on March 31, 1998.

                         UNION CAMP CORPORATION

                         By   /S/ W. Craig McClelland
                              -------------------------------------
                              (W. Craig McClelland)
                              Chairman of the Board and
                              Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated below on March 31, 1998.


          Signature                          Title
          ---------                          ------
/S/ W. Craig McClelland            Chairman of The Board and
--------------------------
   (W. Craig McClelland)           Chief Executive Officer and
                                   Director (Principal Executive
                                   Officer)

/S/ Jerry H. Ballengee             President and Chief Operating
--------------------------
    (Jerry H. Ballengee)           Officer and Director

/S/ A. William Hamill              Executive Vice President and
--------------------------
    (A. William Hamill)            Chief Financial Officer
                                   (Principal Financial
                                   Officer)

/S/ John F. Haren                  Controller
--------------------------
    (John F. Haren)                (Principal Accounting Officer)



          Signature                       Title
          ---------                       ------
/S/ George D. Busbee                    Director
--------------------------
    (George D. Busbee)

/S/ Raymond E. Cartledge                Director
--------------------------
    (Raymond E. Cartledge)

/S/ Sir Colin Corness                   Director
--------------------------
    (Sir Colin Corness)

                                        Director
--------------------------
    (Robert D. Kennedy)

/S/ Gary E. MacDougal                   Director
--------------------------
    (Gary E. MacDougal)

/S/ Ann D. McLaughlin                   Director
--------------------------
    (Ann D. McLaughlin)

/S/ George J. Sella, Jr.                Director
    (George J. Sella, Jr.)

/S/ Jeremiah J. Sheehan                 Director
--------------------------
    (Jeremiah J. Sheehan)

/S/ Ted D. Simmons                      Director
--------------------------
    (Ted D. Simmons)

                                       25

                                            Price Waterhouse LLP
                                            4 Headquarters Plaza North
                                            P.O. Box 1965
                                            Morristown, NJ  07962-1965
                                            Telephone (973) 540-8980

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To The Board of Directors
of Union Camp Corporation

Our audits of the consolidated financial statements referred to in our report dated February 5, 1998 appearing in the 1997 Annual Report to Stockholders of Union Camp Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Morristown, New Jersey
February 5, 1998

                                                                     SCHEDULE II

              UNION CAMP CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31,1997, 1996 AND 1995

                             (THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------------------------------
           Column A          Column B      Column C                  Column D                 Column E
--------------------------------------------------------------------------------------------------------
                                                        Additions
                                                ------------------------
                                                                Charged
                                Balance at      Charged to     (Credited)      Deductions      Balance at
                                Beginning        Costs and      to Other         from            End
         Description             of Year         Expenses(1)   Accounts(2)     Reserves(3)     of Year
--------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997:
Reserves deducted from assets
to which they apply:

Reserve for doubtful
accounts ......................$  14,717        $  2,902        (271)            2,264           15,084
Reserve for discounts and
allowances ....................    2,553             148          --                --            2,701
                               ---------        --------   ---------          --------         --------
Total ........................    17,270           3,050        (271)            2,264           17,785
                               =========        ========   =========          ========         ========

YEAR ENDED DECEMBER 31, 1996:
Reserves deducted from assets
to which they apply:

Reserve for doubtful
accounts .....................$  13,740        $  5,634          (25)         $  4,632        $ 14,717
Reserve for discounts and
allowances ...................    2,726            (173)          --                --           2,553
                               ---------        --------   ---------          --------         --------
Total .........................  16,466           5,461          (25)            4,632          17,270
                               =========        ========   =========          ========         ========


YEAR ENDED DECEMBER 31,1995:
Reserves deducted from assets
to which they apply:

Reserve for doubtful accounts   13,995            2,979          116             3,350          13,740
Reserve for discounts and
allowances ..................    2,524              202           --                --           2,726
                               ---------        --------   ---------          --------         --------
Total ....................... $ 16,519            3,181          116             3,350          16,466
                               =========        ========   =========          ========         ========


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

                                  EXHIBIT INDEX
NO.                                DESCRIPTION
3.1            Articles of Incorporation of Union Camp, as amended
               February 26, 1996 (incorporated herein by reference).

3.2            Copy of By-Laws of Union Camp, as amended February 24, 1998.

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

10.1           Union  Camp's 1982 Stock Option  Plan,  as amended  November 29,
               1988 (incorporated herein by reference).

10.2           Union Camp's 1989 Stock Option Award Plan, as amended October 29,
               1996 (incorporated herein by reference).

10.3 Union Camp's Executive Annual Incentive Plan (incorporated herein by reference).

10.4 Union Camp's Restricted Stock Performance Plan (incorporated herein by reference).

10.5 Union Camp's Directors' Fees Deferral Plan (incorporated herein by reference).

10.6           Union Camp's Retirement Plan for Outside Directors as amended
               November 25, 1997.

10.7 Form of Severance Agreement between Union Camp and certain executive officers of Union Camp (incorporated herein by reference).

10.8 Union Camp's Stock Compensation Plan for Non-Employee Directors as amended February 24, 1998.

10.9           Agreement between Union Camp and James M. Reed dated May 14, 1991
               (incorporated herein by reference).

10.10          Agreement between Union Camp and James M. Reed dated
               November 17, 1997.

NO.                                  DESCRIPTION
10.11          Union Camp Corporation Supplemental Retirement Income Plan for
               Executive Officers as amended and restated June 24, 1996
               (incorporated herein by reference).

10.12          Description of post-retirement office arrangements between Union
               Camp Corporation and Raymond E. Cartledge (incorporated herein by reference).

11             Statement re computation of per share earnings.

13 The portion of Union Camp Corporation's 1997 Annual Report to security holders which is incorporated by reference into this filing.

21             List of subsidiaries of Union Camp.

23             Consent of Independent Accountants.

27.1           Financial Data Schedule - Annual Period Ended December 31, 1997.

27.2           Financial Data Schedule - Restated for Annual Period Ended
               December 31, 1996.


                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as............................  'tm'
The registered trademark symbol shall be expressed as.................   'r'
The service mark symbol shall be expressed as.........................  'sm'