Form 10-K/A
period 1997-12-31
UNION CAMP CORP
filed 1998-05-13
CIK 100783

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
     Title of Each Class                               on Which Registered
     -------------------                              ---------------------
     Common Stock, $1 par value.....................New York Stock Exchange;
                                                     Pacific Stock Exchange
     Preferred Stock Purchase Rights................New York Stock Exchange;
                                                     Pacific Stock Exchange
     8 5/8% Sinking Fund
       Debentures Due April 15, 2016................New York Stock Exchange

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

================================================================================

                                     AMENDED
                                     PART IV

ITEM 14 IS AMENDED TO ADD THE FOLLOWING RESTATED FINANCIAL DATA SCHEDULES:


EXHIBIT
  NO.          DESCRIPTION
-------        -----------
27.3           Financial Data Schedule - Restated for Annual Period Ended December 31, 1995.

27.4           Financial Data Schedule - Restated for Quarterly Period Ended March 31, 1996.

27.5           Financial Data Schedule - Restated for Quarterly Period Ended June 30, 1996.

27.6           Financial Data Schedule - Restated for Quarterly Period Ended September 30, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            UNION CAMP CORPORATION




Date: May 13, 1998                          /S/  JOHN F. HAREN
                                            ----------------------------
                                            John F. Haren
                                            Controller
                                            (Principal Accounting Officer)