Form 10-Q
period 1998-03-31
UNION CAMP CORP
filed 1998-05-13
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        69,284,264 shares of Registrant's Common Stock, par value $1 Per Share, were outstanding as of the close of business on March 31, 1998.

                             UNION CAMP CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
Part I.        FINANCIAL INFORMATION*

               Item 1.       Financial Statements.                           2

               Item 2.       Management's Discussion and                     7
                             Analysis of Financial Condition
                             and Results of Operations.

Part II.       OTHER INFORMATION

               Item 1.       Legal Proceedings.                              9

               Item 4.       Submission of Matters to a Vote                 9
                             Of Security-Holders.

               Item 6.       Exhibits and Reports on Form 8-K.              10

               --------------------------------------------------

* A summary of the Registrant's significant accounting policies is contained in the Registrant's Form 10-K for the year ended December 31, 1997 which has previously been filed with the Commission.

                         PART I. FINANCIAL INFORMATION

Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              ------------------------------------
                                                                 1998                1997
                                                                 ----                ----
NET SALES                                                     $1,144,574          $1,057,125

Costs and other charges:
   Cost of products sold                                         864,883             812,133
   Selling and administrative expenses                           123,757             122,527
   Depreciation, amortization, and cost of timber harvested       77,601              77,638
                                                              ----------          ----------
      Income from operations                                      78,333              44,827
                                                              ----------          ----------

Gross interest expense                                            32,037              31,062
   Less capitalized interest                                      (1,967)             (2,153)
Other (income) expense -net                                        1,504             (2,935)
                                                              ----------          ----------

      Income before income taxes and minority interest            46,759              18,853
                                                              ----------          ----------

Income taxes:
   Current                                                        16,167               2,706
   Deferred                                                        1,367               4,006
                                                              ----------          ----------
      Total income taxes                                          17,534               6,712
                                                              ----------          ----------

Minority interest (net of tax)                                    (2,506)             (2,523)

      NET INCOME                                              $   26,719          $    9,618
                                                              ==========          ==========

Basic earnings per share:                                          $0.39               $0.14

Diluted earnings per share:                                        $0.38               $0.14

Dividends per share                                                $0.45               $0.45

Earnings per share are computed on the basis of the average number of common shares outstanding:

            Basic:   1998:    69,227,528     1997:    69,240,938
            Diluted: 1998:    69,948,960     1997:    69,531,790


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                ($ in thousands)

                                                       Three Months Ended
                                                            March 31,
                                                      1998            1997
                                                    -------          -------
Net Income                                          $26,719          $ 9,618

Other comprehensive income, pre-tax:
    Foreign currency translation                     (1,551)          (8,673)
                                                    -------          -------
Total other comprehensive income                     (1,551)          (8,673)

                                                    -------          -------
Comprehensive Income                                $25,168          $   945
                                                    =======          =======


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                                   MARCH 31,               DECEMBER 31,
                                                                     1998                     1997
                                                                  ----------               ----------
ASSETS

Cash and cash equivalents                                         $   35,373               $   34,878

Receivables-net                                                      628,942                  638,130

Inventories at lower of cost or market:
  Finished goods                                                     321,026                  275,112
  Raw materials                                                      102,217                  109,352
  Supplies                                                           108,748                  110,849
                                                                  ----------               ----------
     Total inventories                                               531,991                  495,313
                                                                  ----------               ----------

Other                                                                 38,844                   43,256
                                                                  ----------               ----------

     Total current assets                                          1,235,150                1,211,577
                                                                  ----------               ----------

Plant and equipment, at cost                                       6,844,837                6,800,477
  Less:  accumulated depreciation                                  3,469,538                3,404,918
                                                                  ----------               ----------
                                                                   3,375,299                3,395,559
Timberlands, less cost of timber harvested                           366,101                  364,226
                                                                  ----------               ----------
     Total property                                                3,741,400                3,759,785
                                                                  ----------               ----------

Other assets                                                         275,609                  270,339
                                                                  ----------               ----------

     Total Assets                                                 $5,252,159               $5,241,701
                                                                  ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                               $  828,241               $  803,018

Long-term debt                                                     1,355,702                1,367,450

Deferred income taxes                                                745,876                  744,677

Other liabilities and minority interest                              292,230                  290,838

Stockholders' equity:
  Common stock - par value $1.00 per share                            69,284                   69,264
  Capital in excess of par value                                      41,531                   41,172
  Retained earnings                                                1,940,187                1,944,623
  Accumulated other comprehensive income                             (20,892)                 (19,341)
                                                                  ----------               ----------

  Shares outstanding, 1998 - 69,284,264;  1997 - 69,264,160
     Total Stockholders' Equity                                    2,030,110                2,035,718
                                                                  ----------               ----------

     Total Liabilities and Stockholders' Equity                   $5,252,159               $5,241,701
                                                                  ==========               ==========


  See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ---------------------------
                                                                  1998                 1997
                                                                  ----                 ----
Cash Provided By (Used For) Operations:
  Net income                                                    $ 26,719            $   9,618
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                            77,601               77,638
     Deferred income taxes                                         1,367                4,006
     Other                                                         6,114                5,393

     Changes in operational assets and liabilities:
       Receivables                                                 9,968              (21,336)
       Inventories                                               (35,534)             (14,007)
       Other assets                                                4,270                2,535
       Accounts payable, taxes and other liabilities             (22,235)             (29,812)
                                                                --------             --------
         Cash Provided By Operations                              68,270               34,035
                                                                --------             --------

Cash (Used For) Provided By Investment Activities:
  Capital expenditures:
     Plant and equipment                                         (53,860)             (67,720)
     Timberlands                                                  (6,989)              (5,141)
  Payments for acquired businesses                                   -                 (6,750)
  Other                                                           (8,779)              (5,338)
                                                                --------             --------
                                                                 (69,628)             (84,949)
                                                                --------             --------

Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                              34,795               98,071
  Repayments of long-term debt                                    (2,550)              (2,989)
  Proceeds from the issuance of long-term debt                     5,251                  -
  Common stock repurchases                                        (5,109)                 -
  Dividends paid                                                 (31,160)             (31,160)
                                                                --------             --------
                                                                   1,227               63,922
                                                                --------             --------

Effect of exchange rate changes on cash                              626                 (259)
                                                                --------             --------

Increase (decrease) in cash and cash equivalents                     495               12,749

Balance at beginning of year                                      34,878               44,917
                                                                --------             --------

Balance at end of period                                        $ 35,373             $ 57,666
                                                                ========             ========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                         $31,584              $34,685
    Income taxes                                                 $10,765               $4,145


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

Note 3. Included in "Current Liabilities" are $139 million and $113 million of commercial paper borrowings at March 31, 1998 and year-end 1997, respectively.

Note 4. Included in "Other Liabilities and Minority Interest" at March 31, 1998 and year-end 1997 are $92.8 million and $90.0 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.

Note 5. Effective March 31, 1998, the company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This standard affects financial statement presentation and disclosure but has no impact on the company's consolidated financial position or results of operations. The components of Other Comprehensive Income consist entirely of the Foreign Currency Translation Adjustment as reported in the Consolidated Statement of Comprehensive Income for the periods ending March 31, 1998 and 1997, and as reported in the Consolidated Balance Sheet as of March 31, 1998 and December 31, 1997. Union Camp Corporation does not provide any Federal or State deferred income taxes on the cumulative undistributed earnings of foreign subsidiaries, including cumulative translation adjustments with respect to such foreign subsidiaries, because it is management's intention to permanently reinvest the earnings of foreign subsidiaries within the businesses of those companies.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

For the first quarter of 1998, the company recorded net income of $26.7 million and basic earnings per share of $.39 ($.38 per share on a diluted basis), compared with $9.6 million or $.14 per share for the first quarter of last year. Income from operations for the quarter was $78.3 million, a 75% increase from last year's first quarter. The significant earnings increase reflects the combination of higher prices and shipments for the company's principal products, the benefit of cost reduction measures, and an emphasis on higher margin products.

Net sales for the first quarter were $1.1 billion, 8% above the previous year's comparable quarter. Sales for all operating segments increased from those in the first quarter of 1997. Net sales for the Paper and Paperboard segment increased by 10%, driven by a 3% rise in paper product shipments and higher average selling prices within the segment. First quarter sales for the Packaging segment rose 9% due mostly to a 3% volume increase, while Wood Products sales rose 6% as strengthening markets for plywood offset a modest decline in lumber prices. Chemical group sales increased marginally as higher prices offset the negative impact of exchange rates. The Alling & Cory Company, a paper distribution business acquired in August 1996, generated sales of $179 million in the first quarter of 1998 versus sales of $158 million in the first quarter of 1997. The impact of this business on first quarter operating results was not material.

                                                FIRST               FIRST
OPERATING PROFIT BY SEGMENT ($000)           QUARTER 1998        QUARTER 1997
---------------------------------            ------------        ------------
Paper and Paperboard                           $52,157             $20,385
Packaging Products                               8,304              10,337
Wood Products                                    9,064              12,863
Chemical                                        16,300              15,862
Corporate Items and Eliminations                (7,492)            (14,620)
                                               -------             -------
Income from Operations                         $78,333             $44,827
                                               =======             =======

Operating income for the Paper and Paperboard segment in the first quarter of 1998 was $52.2 million, more than double the $20.4 million reported for the first quarter of last year. Increased operating profits resulted from higher average selling prices of both linerboard and uncoated business papers, production efficiencies, and increased shipments of domestic and export linerboard, which were partially offset by decreased shipments of business papers and higher wood costs in the Southeast. Linerboard shipments increased by 37%, while uncoated business papers volume decreased by 6% compared with last year's first quarter. First quarter average selling prices for domestic and export linerboard increased 15% and 9% respectively, while average selling prices for uncoated business papers increased 12%, compared with last year's comparable period.

Packaging segment operating income was $8.3 million for the first quarter of 1998, compared with $10.3 million for last year's comparable quarter. Earnings declined due to lower margins within the domestic corrugated container business and price erosion in the company's offshore container operations. However, increased shipment levels and an improved performance in the flexible packaging and folding carton operations partially offset this profit decline. Operating profit within flexible packaging increased substantially as operations benefited from increased efficiencies and a 5% increase in paper shipments. Also, paper and plastic selling prices increased by 2% and 3%, respectively. Folding carton operating income exceeded last year's first quarter as the group continued to shift its product mix toward higher margin segments. In March 1998, the company decided to exit the Central Florida container market and is pursing opportunities to sell its Lakeland plant as an ongoing operation.

The company's non-paper businesses reported mixed results compared with last year's first quarter. The Wood Products segment reported first quarter earnings of $9.1 million, a 30% decrease from last year's first quarter, largely due to a 3% decrease in the average selling price of lumber from the record levels set in the first half of 1997 and higher wood costs. Increased earnings for the Chemical segment resulted principally from a 19% increase in operating profits in the company's Bush Boake Allen business, which benefited from strong performances in its domestic operations and increased margins for its flavors and fragrances business. This mitigated the negative impact of exchange rates and an economic slowdown in the Asia Pacific Region, which affected the company's other chemical business as well.

Depreciation expense for the first quarter of 1998 increased 2% from last year's comparable quarter, due to various capital projects becoming operational since last year. Gross interest expense in the first quarter increased slightly compared to the same quarter last year, reflecting an increase in outstanding debt.

Cash flow from operations for the first quarter of 1998 was $68.3 million, compared with $34.0 million for last year's comparable period. The increase was primarily due to the increased earnings for the first quarter of this year, and a decrease in trade receivables. Capital expenditures for the first quarter of this year totaled $60.8 million, compared with $72.9 million last year. Total debt increased $37.5 million during the first quarter of 1998, due to increased commercial paper borrowings. The ratio of total debt to total capital employed increased slightly to 37.4% at March 31, 1998, compared with 36.8% at year-end 1997.

Net working capital decreased to $406.9 million at March 31, 1998, from $408.6 million at year-end 1997, primarily due to an increase in short-term borrowings, which was partially offset by an increase in inventory.

In February 1998, the FASB issued SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits". The company intends to adopt this statement for the year ended December 31, 1998. In addition, the FASB also issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the company in the first quarter of 1998. This statement establishes standards for the reporting and display of comprehensive income in the company's financial statements and footnotes. These statements affect financial statement presentation and disclosure but will not have an impact on the company's consolidated financial position or results of operations.

The company is currently evaluating its operations to determine if its computer systems and process control equipment are "Year 2000" compliant. The company has not yet fully assessed the "Year 2000" compliance expenses, but is in the process of developing a workplan to correct any foreseeable problems. While it is not possible at present to quantify the cost of corrective actions, management currently expects that these actions will not have a material impact on the company's financial position, liquidity, or results of operations. While the company believes all necessary work will be completed in a timely fashion, there can be no guarantee that all systems will be compliant by the year 2000 or that the systems of other companies on which the company relies will be converted within the same timeframe.

--------------------------------------------------------------------------------
Statements in this report or in other company announcements that are not historical are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties with respect to the company include the effect of general economic conditions, fluctuations in supply and demand for the company's products including exports and potential imports, paper industry production capacity, operating rates and competitive pricing pressures.
--------------------------------------------------------------------------------

                           Part II. OTHER INFORMATION

Item 1.        Legal Proceedings.

               In the Annual Report on Form 10-K for 1997 the Company reported the status of the investigation to ascertain existing conditions at its Dover, Ohio facility under the Resource Conservation and Recovery Act. The investigation is being conducted under a Consent Order which the Company entered in August 1992 with Region V of the U.S. Environmental Protection Agency (the "EPA").

               The Company submitted a final risk assessment and site investigation report in late 1996 which were approved with modifications by the EPA. Further investigative work is underway. The Company submitted a corrective measures study to the EPA with its recommendations for corrective action. Based upon comments made by the EPA during the first quarter of 1998, the Company is amending the corrective measures study. On the basis of the information presently available to it, Union Camp believes that remedial action required as a result of the investigation will not result in a material adverse effect on its financial condition.

Item 4.        Submission of Matters to a Vote of Security-Holders.

               The Company's annual meeting of its stockholders was held on April 28, 1998.

               At the annual meeting the Company's stockholders voted on five proposals: (1) the election of four nominees to serve as directors for three year terms; (2) the ratification of the appointment of Price Waterhouse as independent accountants for the year 1998; (3) the approval of the Deferred Stock Unit Plan for Outside Directors; (4) the approval of the Outside Directors' Stock Option Plan; and (5) a stockholder proposal to endorse the CERES Principles. The voting of the Company's stockholders as to these matters was as follows:

               1.   Election of Directors.

                                                                         Votes
                    Nominees                       Votes For            Withheld
                    --------                       ---------            --------
                    Jerry H. Ballengee             57,061,066           355,607
                    Ann D. McLaughlin              56,898,569           518,104
                    George J. Sella, Jr.           56,904,732           511,941
                    Ted D. Simmons                 56,925,183           491,490

               2.   Ratification of Appointment of Accountants.

                                                Votes
                    Votes For                  Against               Abstentions
                    ---------                  -------               -----------
                    57,199,523                 125,164                 91,986

               3.   Approval of the Deferred Stock Unit Plan for Outside
                    Directors.

                                                Votes
                    Votes For                  Against               Abstentions
                    ---------                  -------               -----------
                    54,583,855                2,500,333                332,485

               4.   Approval of the Outside Directors' Stock Option Plan.

                                                Votes
                    Votes For                  Against               Abstentions
                    ---------                  -------               -----------
                    53,463,797                3,615,446                337,430

               5.   Stockholder Proposal to Endorse the CERES Principles.

                                     Votes                          Broker
                    Votes For        Against      Abstentions       Non-Votes
                    ---------        -------      -----------       ---------
                    4,087,926      43,337,929      4,928,386        5,062,432


Item 6.        Exhibits and Reports on Form 8-K.

               a)     Exhibits.

                      No.                          Description
                      ---                          -----------

                      11                           Statement re computation of
                                                   per share earnings.

                      27                           Financial data schedule.

               b)     Reports on Form 8-K.

                      No Current Report on Form 8-K was filed by the Registrant during the first quarter of 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 UNION CAMP CORPORATION
                                             ------------------------------
                                                      (Registrant)



Date:   May 13, 1998                          /S/ Dirk R. Soutendijk
                                              ----------------------
                                              DIRK R. SOUTENDIJK
                                              VICE PRESIDENT, GENERAL COUNSEL
                                              AND SECRETARY



Date:   May 13, 1998                          /S/ John F. Haren
                                              -----------------
                                              CONTROLLER