Form 10-Q
period 1998-06-30
UNION CAMP CORP
filed 1998-08-14
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________

                          COMMISSION FILE NUMBER 1-4001

                             UNION CAMP CORPORATION


     VIRGINIA                                              13-5652423
(State of Incorporation)                    (I.R.S. Employer Identification No.)


1600 VALLEY ROAD WAYNE, NEW JERSEY                          07470
(Address of Principal Executive Offices)                  (Zip Code)

                            TELEPHONE: (973) 628-2000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     69,334,052 shares of Registrant's Common Stock, par value $1 Per Share, were outstanding as of the close of business on June 30, 1998.

                             UNION CAMP CORPORATION


                                      INDEX

                                                                          Page
                                                                          ----
Part I.     FINANCIAL INFORMATION*

            Item 1.           Financial Statements.                        2

            Item 2.           Management's Discussion and                  8
                              Analysis of Financial Condition
                              and Results of Operations.

Part II.    OTHER INFORMATION

            Item 6.           Exhibits and Reports on Form 8-K.            11



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

                          PART I. FINANCIAL INFORMATION

Item I. Financial Statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)


                                                                             QUARTER ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                      -------------------------          -------------------------
                                                                        1998             1997            1998             1997
                                                                        ----             ----            ----             ----
Net Sales                                                           $ 1,134,069     $ 1,105,591       $ 2,278,643    $ 2,162,716

Costs and other charges:
   Cost of products sold                                                869,235         844,540         1,734,118      1,656,673
   Selling and administrative expenses                                  124,180         129,442           247,937        251,969
   Depreciation, amortization, and cost of timber harvested              77,720          77,803           155,321        155,441
                                                                      ---------       ---------         ---------      ---------
      Income from operations                                             62,934          53,806           141,267         98,633
                                                                      ---------       ---------         ---------      ---------
Gross interest expense                                                   32,383          32,153            64,420         63,215
   Less capitalized interest                                             (3,118)         (2,039)           (5,085)        (4,192)
Other (income) expense - net                                               (756)          1,400               748         (1,535)
                                                                      ---------       ---------         ---------      ---------

      Income before income taxes and minority interest                   34,425          22,292            81,184         41,145
                                                                      ---------       ---------         ---------      ---------
Income taxes:
   Current                                                                6,820           5,154            22,987          7,860
   Deferred                                                               5,852           3,357             7,219          7,363
                                                                      ---------       ---------         ---------       --------
     Total income taxes                                                  12,672           8,511            30,206         15,223
                                                                      ---------       ---------         ---------       --------
Minority interest (net of tax)                                           (2,940)         (3,170)           (5,446)        (5,693)
                                                                      ---------       ---------         ---------       --------
      Net Income                                                    $    18,813     $    10,611       $    45,532    $    20,229
                                                                      =========       =========         =========       ========

Basic earnings per share:                                          $      0.27      $      0.15       $     0.66     $      0.29

Diluted earnings per share:                                        $      0.27      $      0.15       $     0.65     $      0.29

Dividends per share                                                $      0.45      $      0.45       $     0.90     $      0.90


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                ($ in thousands)

                                                         Quarter Ended                    Six Months Ended
                                                           June 30,                          June 30,
                                                   1998                1997            1998            1997
                                                   ----                ----            ----            ----
Net Income                                      $ 18,813             $ 10,611       $ 45,532         $ 20,229

Other comprehensive income, pre-tax:
    Foreign currency translation                $   (505)            $  2,322         (2,056)          (6,351)
                                                --------             --------       --------         --------
Total other comprehensive income                    (505)               2,322         (2,056)          (6,351)
                                                --------             --------       --------         --------
Comprehensive Income                            $ 18,308             $ 12,933       $ 43,476         $ 13,878
                                                ========             ========       ========         ========


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                                          JUNE 30,                DECEMBER 31,
                                                                            1998                     1997
                                                                       ------------             --------------
ASSETS

Cash and cash equivalents                                              $    34,000             $    34,878

Receivables-net                                                            588,928                 638,130
Inventories at lower of cost or market:
  Finished goods                                                           323,798                 275,112
  Raw materials                                                            100,866                 109,352
  Supplies                                                                 109,035                 110,849
                                                                        ----------              ----------
     Total inventories                                                     533,699                 495,313
                                                                        ----------              ----------
Other current assets                                                        58,986                  43,256
                                                                        ----------              ----------
     Total current assets                                                1,215,613               1,211,577
                                                                        ----------              ----------
Plant and equipment, at cost                                             6,852,777               6,800,477
  Less:  accumulated depreciation                                        3,511,942               3,404,918
                                                                        ----------              ----------
                                                                         3,340,835               3,395,559

Timberlands, less cost of timber harvested                                 374,449                 364,226
                                                                        ----------              ----------
     Total property                                                      3,715,284               3,759,785
                                                                        ----------              ----------
Other assets                                                               289,638                 270,339
                                                                        ----------              ----------
     Total Assets                                                      $ 5,220,535             $ 5,241,701
                                                                        ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                    $   853,050             $   803,018

Long-term debt                                                           1,299,215               1,367,450

Deferred income taxes                                                      751,000                 744,677

Other liabilities and minority interest                                    297,610                 290,838

Stockholders' equity:
  Common stock - par value $1.00 per share                                  69,334                  69,264
  Capital in excess of par value                                            43,937                  41,172
  Retained earnings                                                      1,927,786               1,944,623
  Accumulated other comprehensive income                                   (21,397)                (19,341)
                                                                         ---------               ---------
  Shares outstanding, 1998 - 69,334,052;  1997 - 69,264,160
     Total Stockholders' Equity                                          2,019,660               2,035,718
                                                                         ---------               ---------
     Total Liabilities and Stockholders' Equity                        $ 5,220,535             $ 5,241,701
                                                                         =========               =========


  See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)

                                                                                      SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                               --------------------------------
                                                                                  1998                    1997
                                                                                  ----                    ----
Cash Provided By (Used For) Operations:
  Net income                                                                    $  45,532             $  20,229
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                                            155,321               155,441
     Deferred income taxes                                                          7,219                 7,363
     Other                                                                         10,568                14,289

     Changes in operational assets and liabilities:
       Receivables                                                                 49,820               (19,768)
       Inventories                                                                (37,502)                2,250
       Other assets                                                                  (806)               (1,032)
       Accounts payable, taxes and other liabilities                              (35,998)              (24,784)
                                                                                ---------             ---------
         Cash Provided By Operations                                              194,154               153,988
                                                                                ---------             ---------
Cash (Used For) Provided By Investment Activities:
  Capital expenditures:
     Plant and equipment                                                         (109,651)             (150,976)
     Timberlands                                                                  (15,447)              (13,697)
Payments for acquired businesses                                                     --                 (13,350)
Other                                                                             (22,443)                1,523
                                                                                ---------             ---------
                                                                                 (147,541)             (176,500)
                                                                                ---------             ---------
Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                                               41,786                82,600
  Repayments of long-term debt                                                    (24,326)              (12,114)
  Proceeds from the issuance of long-term debt                                      5,251                10,000
  Common stock repurchases                                                         (6,648)                 --
  Dividends paid                                                                  (62,373)              (62,546)
                                                                                ---------             ---------
                                                                                  (46,310)               17,940
                                                                                ---------             ---------
Effect of exchange rate changes on cash                                            (1,181)                 (495)
                                                                                ---------             ---------
Increase (decrease) in cash and cash equivalents                                     (878)               (5,067)

Balance at beginning of year                                                       34,878                44,917
                                                                                ---------             ---------
Balance at end of period                                                        $  34,000             $  39,850
                                                                                =========             =========
Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                        $  59,035             $  59,109
    Income taxes                                                                $  25,510             $  13,977


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

Note 2. Included in Other Current Assets at June 30, 1998 is $15.1 million of assets held for resale. This increase relates in part to the company's decision to sell its Lakeland, Florida and Newtown, Connecticut operations.

Note 3. Included in Current Liabilities are $157 million and $113 million of commercial paper borrowings at June 30, 1998 and year-end 1997, respectively.

Note 4. Included in "Other Liabilities and Minority Interest" at June 30, 1998 and year-end 1997 are $95.6 million and $90.0 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.

Note 5. Effective January 1, 1998, the company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This standard affects financial statement presentation and disclosure but has no impact on the company's consolidated financial position or results of operations. The components of Other Comprehensive Income consist entirely of the Foreign Currency Translation Adjustment as reported in the Consolidated Statement of Comprehensive Income for the periods ending June 30, 1998 and 1997, and as reported in the Consolidated Balance Sheet as of June 30, 1998 and December 31, 1997. Union Camp Corporation does not provide any Federal or State deferred income taxes on the cumulative undistributed earnings of foreign subsidiaries, including cumulative translation adjustments with respect to such foreign subsidiaries, because it is management's intention to permanently reinvest the earnings of foreign subsidiaries within the businesses of those companies.

Note 6. The company has guaranteed loans of up to $30 million made by a financial institution to non-controlled entities. The loan guarantees have terms of 4 years or less and are either secured by the borrower's assets or contain contractual rights to obtain possession of stock in the borrower's business. The terms of a guaranteed loan for $15 million calls for a principal payment in the amount of $3.75 million during the fourth quarter of 1998. Although the company expects the borrower will meet this scheduled principal payment, there is a possibility that the company may have to fulfill this obligation.

Note 7. Earnings per share are computed on the basis of the average number of common shares outstanding:

                                                     1998                        1997
                                               -------------                -------------
Quarter Ended June 30,       Basic               69,333,689                   69,287,739
                             Diluted             68,984,671                   69,738,945

Six Months Ended June 30,    Basic               69,280,902                   69,264,468
                             Diluted             69,961,595                   69,715,674

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

For the second quarter of 1998, the company recorded net income of $18.8 million or $.27 per share (diluted), compared with $10.6 million or $.15 per share (diluted) for the second quarter of last year. Income from operations for the quarter was $62.9 million, a 17% increase from last year's second quarter. The significant earnings increase over the prior year reflects a combination of higher prices for linerboard and uncoated free sheet, as well as the benefit of cost reduction measures, offset in part by higher wood costs.

Net income for the first half of 1998 was $45.5 million or $.65 per share (diluted), compared with $20.2 million or $.29 per share (diluted) for the same period last year. Although operating income for the first half of 1998 of $141.3 million increased 43% above the $98.6 million reported for the first half of 1997, the economic turmoil in Asia has significantly impacted the worldwide supply/demand balance during the first half of 1998, thereby affecting the markets and demand for our core products.

In comparison to the first quarter of this year, second quarter net income decreased by 30%. Income from operations for the second quarter also declined by 20% from this year's first quarter. During this year's second quarter, excess inventory levels have resulted in declining prices for most of the company's major products. The earnings decline from the first quarter of this year primarily reflects the impact of downtime taken at one paper mill and weakness in prices primarily for uncoated free sheet and lumber. In recognition of these weaker markets, the company took approximately 70,000 tons of downtime in its linerboard mills and approximately 16,000 tons downtime in its uncoated free sheet mills during the second quarter of this year.

Net sales for the second quarter were $1.1 billion, 3% above the previous year's comparable quarter. The Alling & Cory Company, a paper distribution business acquired in August 1996, generated sales of $177 million in the second quarter of 1998 versus sales of $165 million in the second quarter of 1997. The impact of this business on second quarter operating results was not material. Overall, total paper products shipments were down 4% from last year's second quarter.


                                               Second               Second
Operating Profit by Segment ($000)           Quarter 1998         Quarter 1997
----------------------------------           ------------         -------------
Paper and Paperboard                      $   42,165                 $   17,642
Packaging Products                             6,982                      9,529
Wood Products                                  5,606                     20,277
Chemical                                      17,013                     20,617
Corporate Items and Eliminations              (8,832)                   (14,259)
                                          ----------                 ----------
Income from Operations                    $   62,934                 $   53,806
                                          ==========                 ==========

Operating income for the Paper and Paperboard segment in the second quarter of 1998 was $42.2 million, more than double the $17.6 million reported for the second quarter of last year. Increased operating profits resulted from higher average selling prices of both linerboard and uncoated business papers, and increased shipments of domestic linerboard, which were partially offset by decreased shipments of business papers and export linerboard, as well as higher wood costs. Compared with last year's second quarter, domestic linerboard shipments increased by 3%, while shipments for export linerboard and uncoated business papers decreased by 20% and 3%, respectively. Second quarter average selling prices for domestic and export linerboard increased 27% and 11% respectively, while average selling prices for uncoated business papers increased 5%, versus last year's comparable period. Compared to the preceding quarter, uncoated free sheet prices declined 5%.

Packaging segment operating income was $7.0 million for the second quarter of 1998, compared with $9.5 million for last year's comparable quarter. Earnings declined due to lower margins within both the domestic and international corrugated container businesses. However, improved performances in the flexible packaging and folding carton operations partially offset this profit decline. In the first half of 1998, the company decided to sell its Lakeland, Florida and Newtown, Connecticut plants as ongoing operations. The company is in receipt of signed letters of intent for the sale of both operations.The book value of these assets has been reclassed into assets held for resale, which is included within other current assets.

The company's other business groups reported decreased operating income compared with last year's second quarter. The Wood Products segment reported second quarter earnings of $5.6 million, a significant decrease from last year's second quarter, due largely to a 15% decrease in the average selling price of lumber from the second quarter of 1997, higher wood stumpage costs, as well as start up expenses associated with the company's new laminated veneer lumber plant. These factors were partially offset by lumber and plywood volume increases of 3% and 4%, respectively, compared with last year's comparable period. The 17% earnings decline in the Chemical segment resulted from a significant decrease in operating profits in the Chemical Products business due to the unfavorable impact of exchange rates and the economic slowdown in the Asia Pacific region, both of which also negatively affected the company's Bush Boake Allen business. However, Bush Boake Allen was able to partially offset this negative impact with the effectiveness of cost control programs and product mix improvements.

Depreciation expense for the second quarter of 1998 increased 1% from last year's comparable quarter, due to the completion of several capital projects. Gross interest expense in the second quarter increased slightly compared to the same quarter last year, reflecting an increase in outstanding debt, which was partially offset by greater capitalized interest.

Cash flow from operations for the first half of 1998 was $194.2 million, compared with $154.0 million for last year's comparable period. The increase was primarily due to the increased earnings for the first half of this year and a decrease in trade receivables. Capital expenditures for the first half of this year totaled $125.1 million, compared with $164.7 million last year. Total debt increased $22.7 million during the first half of 1998, due to increased commercial paper borrowings. The ratio of total debt to total capital employed increased slightly to 37.2% at June 30, 1998, compared with 36.8% at year-end 1997.

Net working capital decreased to $362.5 million at June 30, 1998, from $408.6 million at year-end 1997, primarily due to an increase in short-term borrowings, and a decrease in trade receivables, which partially offset increases in inventory levels.

During the third quarter of 1998, the company intends to convert a $15 million trade account receivable, of which $14 million is past due, to an interest bearing note maturing in 2001. As described in Note 6 to the company's second quarter Financial Statements, the company has also guaranteed a loan from a financial institution to this customer of $15 million, which is payable in four equal annual installments commencing in the fourth quarter of 1998. Based on the information currently available to the company, it is expected that the principal payment due in the fourth quarter will be made. However, there is a possibility that payment, wholly or partially, may not occur and the company will be required to satisfy the payment obligation. The company has security interests in the customer's assets and is in close contact with the customer regarding its prospects and results of operation.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments. The statement, which is effective for the first quarter of 2000, requires all derivatives to be measured at fair value and recognized as either assets or liabilities. Management is in the process of reviewing this new pronouncement and currently does not expect adoption of this statement to have a material effect on the company's consolidated financial position or results of operations.

The company has completed an enterprise-wide program to identify computer systems and process control equipment with date sensitive "Year 2000" software. This effort included a preliminary assessment of the expected range of costs to be incurred in modifying or replacing systems and equipment that require remedial action. Based upon this preliminary assessment, the company estimates the cost of corrective actions to be between $20 to $25 million. All modification costs will be expensed as incurred. The company believes all necessary work will be completed in a timely fashion. While it is possible that the costs of these remedial efforts may be material to the results of operations in one or more fiscal quarters, management believes these costs will not have a material adverse impact on the long-term results of operations, liquidity, or consolidated financial position of the company.

In addition, the "Year 2000" issue will impact the company's customers and suppliers. It is not possible at this time to predict with certainty that the systems and equipment of customers, suppliers or other companies on which the company relies will be Year 2000 compliant within the necessary timeframe. The company will soon begin the process of contacting major customers and suppliers to discuss their remediation plans.


-------------------------------------------------------------------------------
Statements in this report or in other company announcements that are not historical are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties with respect to the company include the effect of general economic conditions, fluctuations in supply and demand for the company's products including exports and potential imports, paper industry production capacity, operating rates, competitive pricing pressures, that the company's future "Year 2000" efforts reveal the costs of corrective action to be higher than presently estimated and that, if the obligor of the $15 million trade receivable and $15 million note guaranteed by the company defaults in its payment obligations, the company's remedies may be insufficient.
-------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.


            a)       Exhibits.

                     No.                        Description

                     11                         Statement re computation of per share earnings.

                     27                         Financial data schedule.

            b)       Reports on Form 8-K.

                     No Current Report on Form 8-K was filed by the Registrant during the second quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                UNION CAMP CORPORATION
                                          ----------------------------------
                                                     (Registrant)



Date:    August 13, 1998                  /S/ Dirk R. Soutendijk
         ---------------                  ----------------------------------
                                          DIRK R. SOUTENDIJK
                                          VICE PRESIDENT, GENERAL COUNSEL
                                          AND SECRETARY



Date:    August 13, 1998                  /S/ John F. Haren
         ---------------                  ----------------------------------
                                          CONTROLLER