Form 10-Q/A
period 1998-06-30
UNION CAMP CORP
filed 1998-09-01
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to ______________

                          COMMISSION FILE NUMBER 1-4001

                             UNION CAMP CORPORATION

      VIRGINIA                                          13-5652423
-------------------------------------------------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

1600 VALLEY ROAD, WAYNE, NEW JERSEY                                 07470
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

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

                                     AMENDED
                                     PART I

Item 1.        Financial Statements.

               Note 7 to the Consolidated Financial Statements included within
               Item 1 of Part I is amended to correct an error in the number of the diluted average shares outstanding for the Quarter ended June 30, 1998:

               Note 7. Earnings per share are computed on the basis of the average number of common shares outstanding:

                                                                    1998            1997
                                                                    ----            ----
                       Quarter Ended June 30,         Basic      69,333,689      69,287,739
                                                      Diluted    69,984,671      69,738,945

                       Six Months Ended June 30,      Basic      69,280,902      69,264,468
                                                      Diluted    69,961,595      69,715,674

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNION CAMP CORPORATION





Date: September 1, 1998                      /S/ JOHN F. HAREN
      -----------------                      -----------------
                                             John F. Haren
                                             Controller
                                             (Principal Accounting Officer)