Form 10-Q
period 1998-09-30
UNION CAMP CORP
filed 1998-11-13
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

                                       or

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


                            TELEPHONE: (973) 628-2000
-------------------------------------------------------------------------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        69,184,299 shares of Registrant's Common Stock, par value $1 Per Share, were outstanding as of the close of business on September 30, 1998.

                             UNION CAMP CORPORATION

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----
Part I.        FINANCIAL INFORMATION*

               Item 1.       Financial Statements.                          2

               Item 2.       Management's Discussion and                    8
                             Analysis of Financial Condition
                             and Results of Operations.

Part II.       OTHER INFORMATION

               Item 1.       Legal Proceedings                             12

               Item 5.       Other Information                             12

               Item 6.       Exhibits and Reports on Form 8-K.             13

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

                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)



                                                                      QUARTER ENDED                     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                             --------------------------------    -------------------------------
                                                                  1998              1997              1998              1997
                                                                  ----              ----              ----              ----

NET SALES                                                    $ 1,107,305       $ 1,126,902       $ 3,385,948       $ 3,289,618

Costs and other charges:
   Cost of products sold                                         846,705           849,318         2,580,823         2,505,991
   Selling and administrative expenses                           123,377           125,165           371,314           377,134
   Depreciation, amortization, and cost of timber harvested       79,314            77,064           234,635           232,505
   Special charge                                                 54,450                --            54,450                --
                                                             -----------       -----------       -----------       -----------

      Income from operations                                       3,459            75,355           144,726           173,988
                                                             -----------       -----------       -----------       -----------

Gross interest expense                                            31,569            31,852            95,989            95,067
   Less capitalized interest                                      (3,580)           (2,922)           (8,665)           (7,114)
Other (income) expense - net                                       1,856            (1,084)            2,604            (2,619)
                                                             -----------       -----------       -----------       -----------


      Income (loss) before income taxes and minority interest    (26,386)           47,509            54,798            88,654
                                                             -----------       -----------       -----------       -----------

Income taxes:
   Current                                                        (7,979)           12,620            15,008            20,480
   Deferred                                                          683             4,431             7,902            11,794
                                                             -----------       -----------       -----------       -----------
     Total income taxes                                           (7,296)           17,051            22,910            32,274
                                                             -----------       -----------       -----------       -----------

Minority interest (net of tax)                                    (2,731)           (2,899)           (8,177)           (8,592)
                                                             -----------       -----------       -----------       -----------

      NET INCOME (LOSS)                                      $   (21,821)      $    27,559       $    23,711       $    47,788
                                                             ===========       ===========       ===========       ===========


Basic earnings (loss) per share:                                  ($0.32)            $0.40             $0.34             $0.69

Diluted earnings (loss) per share:                                ($0.32)            $0.40             $0.34             $0.69

Dividends per share                                                $0.45             $0.45             $1.35             $1.35


See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                ($ in thousands)

                                                       QUARTER ENDED                        NINE MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                               1998                1997                 1998                1997
                                          ----------------    ----------------     ----------------    ----------------

Net Income (Loss)                           $ (21,821)           $ 27,559             $ 23,711            $ 47,788

Other comprehensive income, pre-tax:
    Foreign currency translation                4,455              (9,998)               2,399             (16,349)

                                          ----------------    ----------------     ----------------    ----------------
Total other comprehensive income                4,455              (9,998)               2,399             (16,349)

                                          ----------------    ----------------     ----------------    ----------------
Comprehensive Income (Loss)                 $ (17,366)           $ 17,561             $ 26,110            $ 31,439
                                          ================    ================     ================    ================

See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                                                   SEPTEMBER 30,                DECEMBER 31,
                                                                                       1998                         1997
                                                                               ---------------------         -------------------
ASSETS

Cash and cash equivalents                                                        $      37,713              $         34,878

Receivables-net                                                                        566,046                       638,130

Inventories at lower of cost or market:
  Finished goods                                                                       330,179                       275,112
  Raw materials                                                                        102,226                       109,352
  Supplies                                                                             109,624                       110,849
                                                                                 -----------------            ------------------
     Total inventories                                                                 542,029                       495,313
                                                                                 -----------------            ------------------


Other current assets                                                                    56,259                        43,256
                                                                                 -----------------            ------------------

     Total current assets                                                            1,202,047                     1,211,577
                                                                                 -----------------            ------------------

Plant and equipment, at cost                                                         6,913,965                     6,800,477
  Less:  accumulated depreciation                                                    3,587,300                     3,404,918
                                                                                 -----------------            ------------------
                                                                                     3,326,665                     3,395,559
Timberlands, less cost of timber harvested                                             379,199                       364,226
                                                                                 -----------------            ------------------
     Total property                                                                  3,705,864                     3,759,785
                                                                                 -----------------            ------------------
Other assets                                                                           283,474                       270,339
                                                                                 -----------------            ------------------
     Total Assets                                                                $   5,191,385              $      5,241,701
                                                                                 =================            ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                              $     863,516              $        803,018

Long-term debt                                                                       1,301,629                     1,367,450

Deferred income taxes                                                                  752,233                       744,677

Other liabilities and minority interest                                                308,867                       290,838

Stockholders' equity:
  Common stock - par value $1.00 per share                                              69,184                        69,264
  Capital in excess of par value                                                        38,589                        41,172
  Retained earnings                                                                  1,874,309                     1,944,623
  Accumulated other comprehensive income                                               (16,942)                      (19,341)
                                                                                 -----------------            ------------------

  Shares outstanding, 1998 - 69,184,299;  1997 - 69,264,160
     Total Stockholders' Equity                                                      1,965,140                     2,035,718
                                                                                 -----------------            ------------------
     Total Liabilities and Stockholders' Equity                                  $   5,191,385              $      5,241,701
                                                                                 =================            ==================


  See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                ------------------------------------------------------------------
                                                                                 1998                                   1997
                                                                                 ----                                   ----

Cash Provided By (Used For) Operations:
  Net income                                                                       $23,711                                $47,788
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                                             234,635                                232,505
     Deferred income taxes                                                           7,902                                 11,794
     Special charge                                                                 54,450                                      -
     Other                                                                          15,436                                 21,572

     Changes in operational assets and liabilities:
       Receivables                                                                  63,033                                (38,422)
       Inventories                                                                 (43,036)                                (5,128)
       Other assets                                                                  1,248                                  5,168
       Accounts payable, taxes and other liabilities                               (40,401)                                (2,301)
                                                                             --------------                         --------------

         Cash Provided By Operations                                               316,978                                272,976
                                                                             --------------                         --------------

Cash (Used For) Provided By Investment Activities:
  Capital expenditures:
     Plant and equipment                                                          (164,011)                              (213,828)
     Timberlands                                                                   (22,735)                               (25,645)
  Payments for acquired businesses                                                       -                                (13,890)
  Other                                                                            (29,234)                                19,253
                                                                             --------------                         --------------
                                                                                  (215,980)                              (234,110)
                                                                             --------------                         --------------

Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                                                46,905                                 57,482
  Repayments of long-term debt                                                     (59,464)                               (15,206)
  Proceeds from the issuance of long-term debt                                      21,501                                 10,000
  Common stock repurchases                                                         (13,002)                                     -
  Dividends paid                                                                   (93,532)                               (93,681)
                                                                             --------------                         --------------
                                                                                   (97,592)                               (41,405)
                                                                             --------------                         --------------

Effect of exchange rate changes on cash                                               (571)                                (1,680)
                                                                             --------------                         --------------

Increase (decrease) in cash and cash equivalents                                     2,835                                 (4,219)

Balance at beginning of year                                                        34,878                                 44,917
                                                                             --------------                         --------------

Balance at end of period                                                           $37,713                                $40,698
                                                                             ==============                         ==============

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                           $90,119                                $94,946
    Income taxes                                                                   $30,536                                $22,304



See also the accompanying notes to consolidated financial statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The information furnished in this report is unaudited but includes all adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods reported. The adjustments made were of a normal recurring nature, except as detailed below in Note 2.

Note 2. During the third quarter of 1998, the company recorded a $54 million pre-tax non-recurring special charge ($36 million after-tax) to operating income. Included in the charge was $31 million for employee severance costs related to the elimination of approximately 540 positions, $17 million for asset write downs, and $6 million for other costs. Included in the severance program are approximately 190 positions eliminated through a re-organization and restructuring of the company's research and development activities; the elimination of 190 positions through the consolidation of the Packaging Group's administrative support functions, and about 160 positions through a series of organizational changes. Substantially all of the 540 positions will be eliminated by the end of 1999.

Note 3. The increase in "Other Current Assets" from December 31, 1997 is due to the reclassification of $14.3 million to assets held for resale from plant and equipment.

Note 4. Included in "Current Liabilities" are $169 million and $113 million of commercial paper borrowings at September 30, 1998 and year-end 1997, respectively.

Note 5.   Included in "Other Liabilities and Minority Interest" at September 30,
          1998 and year-end 1997 are $98.2 million and $90.0 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.

Note 6. The company has guaranteed loans of up to $30 million made by a financial institution to non-controlled entities. Each of the loan guarantees has a term of four years or less and is secured by the entity's assets or, in the case of one borrower, contains contractual rights to obtain possession of stock in the business. The terms of one guaranteed loan for $15 million made to a customer of the company require a principal payment of $3.75 million during the fourth quarter of 1998. In addition, this same customer is in negotiations with the company to convert a $15 million past due trade account receivable to an interest-bearing note, which would mature in 2001. The customer's recent results of operations and anticipated cash flows indicate that it is doubtful that its obligations relative to the loan guaranteed by the company and the past due receivable will be fully met. As a result, the company has estimated the potential for loss and recorded a reserve against the exposure; however, on-going events and future business conditions may require the company to record additional charges.



Note 7. Earnings per share are computed on the basis of the average number of common shares outstanding:



                                                                1998            1997
                                                             ----------      ----------
          Quarter Ended September 30,        Basic           69,251,024      69,546,878
                                             Diluted         69,299,737      70,321,568

          Nine Months Ended September 30,    Basic           69,270,833      69,359,639
                                             Diluted         69,669,667      69,795,368

          The diluted earnings per share calculation excludes the effect of stock options when the options' exercise price exceed the average market price of the common shares during the period. For the three and nine months periods ended September 30, 1998, 4.0 million and 1.0 million options, respectively, were excluded. There were no antidilutive options for the comparable periods of 1997.



Note 8. Certain amounts have been reclassified for 1997 to conform with the 1998 presentation.


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

For the third quarter of 1998, the company recorded a net loss of $21.8 million or $.32 per share (diluted). Included in the company's third quarter results was a special, non-recurring charge amounting to $54.5 million pre-tax ($36.2 million or $.52 per share after-tax). The special charge represents the cost of a series of restructuring and reorganization actions to further improve profitability. Included in the charge was $31.2 million for employee severance costs related to the elimination of approximately 540 positions, $16.8 million for asset write downs, and $6.5 million for other costs. Substantially all of the 540 positions will be eliminated by the end of 1999.

Third quarter net income before the effects of the special charge was $14.4 million or $.20 per share (diluted), compared with $27.6 million or $.40 per share (diluted) for the third quarter of last year. Not including the effects of the special charge, income from operations for the quarter was $57.9 million, a 23% decrease from last year's third quarter. The earnings decrease from the prior year reflects a combination of lower average selling prices for uncoated free sheet and lumber, higher wood costs, as well as a drop-off in linerboard shipments, which was partially offset by higher average selling prices for linerboard and overall production efficiencies.

Net income for the first nine months of 1998 before the effects of the special charge was $59.9 million or $.86 per share (diluted), compared with $47.8 million or $.69 per share (diluted) for the same period last year. Operating income for the first nine months of 1998 was $199.2 million, before the effects of the special charge, which was a 14% increase above the $174.0 million reported for the first nine months of 1997. Although earnings before the special charge improved over the comparable prior year period, the economic turmoil in Asia significantly impacted the worldwide supply/demand balance during 1998, thereby affecting the markets and demand for the company's core products.

In comparison to the second quarter of this year, third quarter net income before the effects of the special charge decreased by 24%. Third quarter income from operations before the special charge also declined by 8% from this year's second quarter. During this year's third quarter, industry wide excess inventory levels have resulted in declining prices for all of the company's major products. In recognition of these weaker markets, the company took approximately 100,000 tons of downtime primarily in its linerboard mills during the third quarter of this year. The earnings decline from the second quarter of this year primarily reflects the impact of downtime taken at one paper mill and weakness in prices primarily for uncoated free sheet and linerboard.

Net sales for the third quarter were $1.1 billion, down slightly from the previous year's comparable quarter, as well as this year's second quarter. Overall, total paper products shipments were down 6% from last year's third quarter.

                                                      Third                 Third
Operating Profit by Segment ($000)                 Quarter 1998         Quarter 1997
----------------------------------                ---------------      ---------------
Paper and Paperboard                                $     35,116         $     45,674
Packaging Products                                         8,026                6,424
Wood Products                                              4,281               18,776
Chemical                                                  19,900               20,255
Corporate Items and Eliminations*                        (63,864)             (15,774)
                                                  ---------------      ---------------
Income from Operations                              $      3,459         $     75,355
                                                  ===============      ===============

*Current year results include a special charge of $54.5 million pre-tax.


Operating income for the Paper and Paperboard segment in the third quarter of 1998 was $35.1 million, compared to $45.7 million reported for the third quarter of last year. The decline in operating profit was attributable to lower average selling prices for uncoated free sheet, decreased shipments of domestic and export linerboard, as well as higher wood costs, all of which were partially offset by higher average selling prices for domestic and export linerboard. Compared with last year's third quarter, domestic and export linerboard shipments decreased by 10% and 32%, while shipments of uncoated free sheet remained level with last year. Third quarter average selling prices for uncoated free sheet decreased 6%, while average selling prices for domestic and export linerboard increased 14% and 1% respectively, versus last year's comparable period. Compared to the preceding quarter, uncoated free sheet prices declined 6%, and domestic and export linerboard prices declined 4% and 7%, respectively.

Packaging Products segment operating income was $8.0 million for the third quarter of 1998, compared with $6.4 million for last year's comparable quarter. Earnings increased due to improved performances in the flexible packaging and folding carton operations, which were partially offset by lower margins within both the domestic and international corrugated container businesses. During the third quarter of 1998, the company recognized a $1.5 million gain on the sale of its Lakeland, Florida container operation. Earlier this year, the company decided to sell its Newtown, Connecticut plant as an ongoing operation. The book value of this asset has been reclassified into assets held for resale, which is included within other current assets.

The company's other business groups reported decreased operating income compared with last year's third quarter. The Wood Products segment reported third quarter earnings of $4.3 million, a significant decrease from last year's third quarter, due largely to a 16% decrease in the average selling price of lumber from the third quarter of 1997, higher wood stumpage costs, as well as start up expenses associated with the company's new laminated veneer lumber plant. These factors were partially offset by an increase in particleboard shipments of 4%, compared with last year's comparable period. The earnings decline in the Chemical segment resulted from a significant decrease in operating profits in the Chemical Products business due to the unfavorable impact of exchange rates, the economic slowdown in the Asia Pacific region, higher fixed costs, and lower average selling prices. Although unfavorable currency exchange rates and the Asia Pacific economic slowdown also negatively impacted the company's Bush Boake Allen business, the effectiveness of cost control programs more than offset the negative impact.

Depreciation expense for the third quarter of 1998 increased 3% from last year's comparable quarter, due to the completion of several capital projects. Gross interest expense in the third quarter decreased slightly compared to the same quarter last year.

Cash flow from operations for the first nine months of 1998 was $317.0 million, compared with $273.0 million for last year's comparable period. The increase was primarily due to the increased earnings for the first nine months of this year, before the effect of the special charge, and a decrease in trade receivables, which were partially offset by a build up in inventories, and a decline in accounts payable. Capital expenditures for the first nine months of this year totaled $186.7 million, compared with $239.5 million last year. Total debt increased $8.9 million during the first nine months of 1998 due to increased commercial paper borrowings. The ratio of total debt to total capital employed increased slightly to 37.5% at September 30, 1998, compared with 36.8% at year-end 1997.

Net working capital decreased to $338.5 million at September 30, 1998, from $408.6 million at year-end 1997 primarily due to an increase in short-term borrowings, and a decrease in trade receivables, which partially offset increases in inventory levels.

In the third quarter of 1998, the Board of Directors increased the amount of common stock that the company is authorized to repurchase by 5 million shares. Prior to the increased authorization, the existing repurchase program had about
1.2 million shares remaining to be purchased. With this action, the shares authorized for repurchase increased to approximately 6.2 million. During the first nine months of 1998, the company repurchased 276,800 shares for approximately $13.0 million.

During the third quarter of 1998, the company continued to negotiate the conversion of a $15 million past due trade account receivable to an interest bearing note which would mature in 2001. In addition, the company previously guaranteed a loan from a financial institution on behalf of this customer for $15 million, which is payable in four equal annual installments commencing in the fourth quarter of 1998. The customer's recent results of operations and anticipated cash flows indicate that it is doubtful that its obligations relative to the loan guaranteed by the company and the past due receivable will be fully met. As a result, the company has estimated the potential for loss and recorded a reserve against the exposure; however, on-going events and future business conditions may require the company to record additional charges. The company has security interests in the customer's assets and is in contact with the customer regarding its prospects and results of operation.

On January 1, 1999 certain member nations of the European Economic and Monetary Union (EMU) will adopt a common currency, the "Euro". For a three-year transition period, both the Euro and the members' national currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The company's current accounting systems will accommodate the Euro conversion with minimal intervention. In addition, the company does not expect that the adoption of the Euro currency unit will have a material impact on its operations, financial condition or liquidity. The costs of addressing the Euro conversion are not expected to be material and will be charged to operations as incurred.

IMPACT OF YEAR 2000

The Year 2000 problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the year 2000. If a computer system or software application used by the company or a third party dealing with the company fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on the company.

STATE OF READINESS. The company has instituted a Year 2000 Compliance Program which embraces internal business systems, manufacturing and logistics systems, process control systems, security and mechanical systems, and associated software. The program includes, where appropriate and significant, efforts to determine whether relevant third party vendors, suppliers and service providers are also actively engaged in achieving Year 2000 compliance in products, services, and software, whichever may apply. The company began its Year 2000 compliance efforts in mid-1996 with an initial emphasis on the business applications of information technology.

Individual sites are responsible to their division management for achieving Year 2000 compliance. Project coordinators at each division oversee the site activities and provide consolidated progress reporting for the business unit. Their effort emphasizes the identification of business risk related to business systems and technology infrastructure.

The Year 2000 program is organized to proceed in phases and to be implemented by each production operation, information systems group, and administrative unit. The management of this activity is being conducted by internal resources, usually engineers in maintenance or project management at operational sites or in division or corporate offices.

Year 2000 work has been assigned the following five phases:

Phase 1: Awareness: Awareness of the problem is communicated, compliance is defined, and goals set.

Phase 2: Inventory: Inventory plans are developed. All sites complete inventories. Information Services' data is inventoried for in-house analysis.

Phase 3:   Triage/Set Priorities: Assess the devices and software with potential
           Year 2000 problems, consider likely impact on operations, and prioritize remediation actions.

Phase 4: Detailed Assessment: Investigate devices and software that have a Year 2000 compliance problem. Retain vendors as required and obtain proposals for fixes or replacements.

Phase 5: Resolution, Testing, and Deployment: Repair, replace, provide work arounds for non-compliant devices and software. Define test plans and implement. Deploy upgrades and perform verification testing.


The company's information services group currently has identified 237 major business and technology systems. Ninety-five of these systems have been designated as having higher risk. Approximately 70% of these systems are in the final resolution, testing and deployment phase. In aggregate, all information technology compliance efforts are scheduled to be completed by September 1999. The company is primarily utilizing internal staff resources in the Year 2000 effort. No significant consulting or contract personnel resources are being used for the Year 2000 effort. In 1999, less than 10% of the information services budget is expected to be spent for the Year 2000 effort.

For each division, and for the corporation as a whole, major new systems are in their fourth year of development, implementation or operation. Over this period, the entire information technology infrastructure of the corporation has been upgraded providing Year 2000 compliance as a by-product in most instances.

PROCESS CONTROL SYSTEMS. The Awareness and Inventory phases are essentially complete at all the company's mills and plant facilities. The majority of these sites are well into the Triage phase which assesses potential Year 2000 problems. Currently, no operation has reported the need to replace a major system. The company expects to complete the final phase, Resolution, Testing and Deployment, by mid-1999.

SUPPLIER RELATIONSHIPS. The company's purchasing function is guiding the execution and tracking of Year 2000 readiness in its supply chain relationships. In addition to sending letters requesting confirmation of compliance or compliance planning, the operations are identifying key materials, levels of dependence, existence of backup resources or safety stock requirements, and organizing responses to specific vendor issues.

REPORTING AND PROGRESS TRACKING. The company is utilizing a comprehensive project management methodology. Reporting requirements are consistent in most of the operating units of the corporation. Summaries of detailed division plans are reviewed for progress according to business area, risk of non-compliance and scheduled completion of the standard phases.

COSTS. Both internal and external resources are being used to reprogram or replace non-compliant technologies, and to appropriately test Year 2000 modifications. Such modifications are being funded through operating cash flows. The company estimates the incremental cost of corrective actions will be approximately $20 million. Included in these costs are $2.5 million of capital expenditures. Approximately $7.0 million of the total estimated cost will be spent in 1998. The company believes all necessary work will be completed in a timely fashion. While it is possible that the costs of these remedial efforts may be material to the results of operations in one or more quarters, management believes these costs will not have a material adverse impact on the long-term results of operations, liquidity, or consolidated financial position of the company.

CONTINGENCY PLANNING. While the company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Divisions are developing specific contingency plans for most reasonably likely worst case scenarios. These plans are expected to be complete by September 1999. To mitigate the effects of the company's or significant suppliers' failure to remediate the year 2000 problem in a timely manner, the company would take appropriate actions. These actions include the inventorying of critical raw materials and supplies, increasing finished goods inventories, switching to alternative energy sources, and making arrangements for alternate suppliers.


--------------------------------------------------------------------------------
Statements in this report or in other company announcements that are not historical are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties with respect to the company include the effect of general economic conditions, fluctuations in supply and demand for the company's products including exports and potential imports, paper industry production capacity, operating rates, competitive pricing pressures, that the company's future "Year 2000" efforts reveal the costs of corrective action to be higher than presently estimated and that, if the obligor of the $15 million trade receivable and $15 million note guaranteed by the company defaults in its payment obligations, the company's remedies may be insufficient.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          During 1998 the Company discovered that a small power boiler constructed at its Franklin, Virginia mill in 1986 had been operated for brief periods at a rate in excess of its permit limit for sulfur dioxide emissions. Such rate would have required the boiler to meet more stringent emission limits on sulfur dioxide under New Source Performance Standard regulations for stationary sources within the time frame under which the boiler was constructed. The Company notified the Virginia Department of Environmental Quality and Region III of the United States Environmental Protection Agency and received a notice of violation from the Virginia Department of Environmental Quality. The Company anticipates that a penalty will be imposed. Although the precise nature and amount of the penalty is not known at this time, based upon the information currently available to it, the Company believes the penalty could exceed $100,000.

Item 5.   Other Information.

          In June 1998 the Securities and Exchange Commission amended Rule 14a-4 under the Securities Exchange Act of 1934. The amended rule provides that a proxy may confer discretionary authority to vote on any matter at an annual meeting if the company did not have written notice of the matter to be raised at the annual meeting at least 45 days in advance of the anniversary of the mailing of proxy materials for the prior year's annual meeting. The rule further provides that any advance notice provision in a company's bylaws or articles of incorporation will override the 45 day advance notice provision in the rule. The Company adopted a 60 day advance notice provision in June 1990 to give the Company adequate time to consider and react to such proposals. In order to permit the Company to receive approximately the same advance notice it would receive, in the absence of a bylaw provision, under Rule 14a-4, the Company amended Article II, Section 1 of the Company's bylaws on September 29, 1998 (with a subsequent minor change on October 27, 1998) to provide that a stockholder who wishes to propose the transaction of any business at any annual meeting of the Company's stockholders, including the nomination of one or more persons for election as directors, must provide written notice of such intent not less than 90 days before the anniversary date of the annual meeting (subject to the stated exceptions if the date of the meeting is more than 30 days before or after the anniversary date of the prior year's meeting). Accordingly, any stockholder wishing to propose the transaction of business at the next annual meeting of stockholders must notify the Corporate Secretary in writing no later than January 28, 1999.

Item 6.   Exhibits and Reports on Form 8-K.

          a)   Exhibits.


               No.                 Description
               ---                 ------------
               3.2                 Bylaws of Union Camp
                                   Corporation through October
                                   27, 1998.

               10.1                Union Camp Corporation
                                   Supplemental
                                   Retirement Income Plan for
                                   Executive Officers.

               10.2                Union Camp Corporation
                                   Severance Policy for Key
                                   Employees.

               27                  Financial data schedule.


          b)   Reports on Form 8-K.

               No Current Report on Form 8-K was filed by the Registrant during the third quarter of 1998.

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

                                                  UNION CAMP CORPORATION
                                           -------------------------------------
                                                       (Registrant)


Date:    November 12, 1998                 /S/ Dirk R. Soutendijk
                                           -------------------------------------
                                           DIRK R. SOUTENDIJK
                                           VICE PRESIDENT, GENERAL COUNSEL
                                           AND SECRETARY



Date:    November 12, 1998                  /S/ John F. Haren
                                           -------------------------------------
                                           CONTROLLER