Form 10-K/A
period 1997-12-31
UNION CAMP CORP
filed 1999-03-29
CIK 100783

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

----------------------------------------------------------
                                 FORM 10-K/A-2
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED
       DECEMBER 31, 1997                                          COMMISSION FILE NUMBER: 1-4001

                            ------------------------
                             UNION CAMP CORPORATION

    A VIRGINIA CORPORATION                                                  13-5652423
                                                                         (I.R.S. EMPLOYER
                                                                        IDENTIFICATION NO.)
                                        1600 VALLEY ROAD
                                     WAYNE, NEW JERSEY 07470
                                    TELEPHONE (973) 628-2000

                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                           ON WHICH REGISTERED
------------------------------------------------------------   -------------------------

Common Stock, $1 par value..................................   New York Stock Exchange;
                                                                Pacific Stock Exchange
Preferred Stock Purchase Rights.............................   New York Stock Exchange;
                                                                Pacific Stock Exchange
8 5/8% Sinking Fund
  Debentures Due April 15, 2016.............................    New York Stock Exchange

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the 'Union Camp 1997 Annual Report') are incorporated by reference in Parts I and IV of this Form 10-K.

     Portions of Registrant's Proxy Statement, dated March 16, 1998 (the 'Union Camp 1998 Proxy Statement'), are incorporated by reference in Part III of this Form 10-K.

________________________________________________________________________________

                                    AMENDED
                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

QUARTERLY INFORMATION

                                                                          BASIC     DILUTED
                                                                 NET     EARNINGS   EARNINGS
                                                    GROSS      INCOME      PER        PER     DIVIDENDS
                                       NET SALES    PROFIT     (LOSS)     SHARE      SHARE    PER SHARE
                                       ----------  --------    -------   --------   --------  ---------
                                              ($ IN THOUSANDS EXCEPT SHARE AND PER SHARE)

1997   Fourth Quarter................  $1,187,143   $283,841   $33,282    $ 0.48     $ 0.47      $0.45
       Third Quarter.................   1,126,902    266,707    27,559      0.40       0.40       0.45
       Second Quarter................   1,105,591    251,809    10,611      0.15       0.15       0.45
       First Quarter.................   1,057,125    232,034     9,618      0.14       0.14       0.45
                                       ----------   --------   -------   --------   --------   --------
1996   Fourth Quarter................  $1,083,584   $149,955   $(5,687)   $(0.09)    $(0.09)     $0.45
       Third Quarter.................   1,017,310    222,814    14,353      0.21       0.21       0.45
       Second Quarter................     934,048    214,397    18,139      0.26       0.26       0.45
       First Quarter.................     978,255    286,791    58,503      0.85       0.85       0.45
                                       ----------   --------   -------   --------   --------   --------
                                       ----------   --------   -------   --------   --------   --------

                                            STOCK PRICE*
                                      ----------------------
                                          HIGH         LOW
                                      ------------   --------


1997   Fourth Quarter................   $ 64 9/16    $ 49 3/4
       Third Quarter.................     63  1/8      50 1/4
       Second Quarter................     54  7/8      45 1/8
       First Quarter.................     52  1/4      46 7/8
                                        ---------    --------
1996   Fourth Quarter................   $ 50  5/8    $ 46 7/8
       Third Quarter.................     51  1/2      46 1/4
       Second Quarter................     55  3/8      48 3/4
       First Quarter.................     52  3/8      44 7/8
                                        ---------    --------
                                        ---------    --------


------------

    1996 has been restated to conform with the 1997 presentation.

    Fourth quarter 1996 includes a special charge relating to restructuring costs and asset write downs which reduces income from operations by $39.4 million pre-tax and after-tax net income by $24.3 million or $.35 per share.

* The company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The number of stockholders of record at December 31, 1997 was 7,760.

ITEM 6. SELECTED FINANCIAL DATA

HISTORICAL DATA (1997-1993)

                                                             1997          1996          1995          1994          1993
                                                          ----------    ----------    ----------    ----------    ----------

Operating Results
Net Sales..............................................   $4,476,761    $4,013,197    $4,211,709    $3,395,825    $3,120,421
Costs and Other Charges................................    4,219,549     3,760,658*    3,370,320     3,111,539     2,889,495
                                                          ----------    ----------    ----------    ----------    ----------
     Income From Operations............................      257,212       252,539       841,389       284,286       230,926
                                                          ----------    ----------    ----------    ----------    ----------
Interest Expense, net of capitalized interest..........      117,290       112,286       113,705       109,172       124,911
     Other (Income) Expense-Net........................       (3,888)      (10,792)       (3,173)      (20,050)**      5,877
                                                          ----------    ----------    ----------    ----------    ----------
     Income Before Income Taxes, Minority Interest,
       Extraordinary Item, and Accounting Changes......      143,810       151,045       730,857       195,164       100,138
Income Taxes...........................................       51,804        55,250       268,895        71,420        50,095
Minority Interest, net of tax..........................      (10,936)      (10,487)      (10,889)       (6,518)       --
Extraordinary Item, net of tax.........................       --            --            --            --            --
Effect of Accounting Changes, net of tax...............       --            --            --            (3,716)       --
                                                          ----------    ----------    ----------    ----------    ----------
     Net Income........................................       81,070        85,308       451,073       113,510        50,043
                                                          ----------    ----------    ----------    ----------    ----------
Per Common Share
     Net Income:
          Basic Earnings...............................         1.17          1.23          6.45          1.62          0.72
          Diluted Earnings.............................         1.16          1.23          6.39          1.61          0.71
     Dividends.........................................         1.80          1.80          1.66          1.56          1.56
     Stockholders' Equity..............................        29.39         30.25         30.71         26.23         26.00
                                                          ----------    ----------    ----------    ----------    ----------
Financial Position
     Current Assets....................................    1,211,577     1,134,110     1,033,817       951,133       910,718
     Current Liabilities...............................      803,018       779,869       620,113       883,924       909,372
                                                          ----------    ----------    ----------    ----------    ----------
     Working Capital...................................      408,559       354,241       413,704        67,209         1,346
     Total Assets......................................    5,241,701     5,096,307     4,838,343     4,776,578     4,685,033
                                                          ----------    ----------    ----------    ----------    ----------
     Long-Term Debt....................................    1,367,450     1,252,475     1,151,536     1,252,249     1,244,907
     Deferred Income Taxes.............................      744,677       723,431       709,850       605,643       583,155
     Stockholders' Equity..............................    2,035,718     2,093,594     2,121,692     1,836,321     1,815,848
                                                          ----------    ----------    ----------    ----------    ----------
     Percent of Long-Term Debt to Total Capital........         33.0%         30.8%         28.9%         33.9%         34.2%
                                                          ----------    ----------    ----------    ----------    ----------
Additional Data
     Cash Provided by Operations.......................      381,116       503,145       758,880       377,587       436,393
     Cash Used for Investment Activities...............     (330,684)     (435,661)     (245,307)     (232,383)     (260,060)
     Cash Used for Financing Activities................      (59,771)      (54,638)     (496,416)     (170,582)     (204,807)
     Capital Expenditures (excluding acquisitions).....      337,226       386,443       266,799       324,939       310,113
     Depreciation, Amortization and Cost of Company
       Timber Harvested................................      310,618       298,457       287,738       270,850       261,518
     Tons Sold-Paper and Paperboard Products...........    3,674,476     3,473,415     3,485,221     3,452,604     3,291,255
     Average Shares of Common Stock Outstanding........   69,439,150    69,220,157    69,940,397    69,954,082    69,740,458
                                                          ----------    ----------    ----------    ----------    ----------
                                                          ----------    ----------    ----------    ----------    ----------

------------

   Years prior to 1997 have been restated to reflect the reclassification of certain items from other (income) expense to income from operations.

 * 1996 includes a $39.4 million special charge relating to restructuring costs and asset write downs.

** Includes $34.7 million pre-tax gain on sale of minority interest in Bush
   Boake Allen.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The adverse market conditions which had affected paper and packaging prices in 1996 continued through most of the first half of 1997. Improvements in the pricing environment became evident by mid-year and this trend progressed through year-end. The company achieved steady earnings improvement over the last three quarters of the year. Tight cost control coupled with improvements in volume and mix were critical factors in this upward trend of earnings.

     Consolidated net income was $81.1 million or $1.17 per share in 1997, down from $85.3 million or $1.23 per share in 1996 after a special charge of $24.3 million or $.35 per share after-tax relating to restructuring costs and asset write downs. This decline in earnings reflects the impact of significantly lower average selling prices for linerboard and uncoated free sheet, the company's principal paper products, but was substantially mitigated by improvements in manufacturing cost efficiencies and better volume and mix.

     Operations in 1997 benefited from the profit enhancement plan announced at the end of 1996. This two year program has the objective of adding $100 million to pre-tax earnings through product mix enhancements, cost reductions, and business process improvements. At year-end 1997, progress on this program was well ahead of schedule. A portion of the cost reduction plan includes a targeted job elimination of 400 positions and, by year-end, 75% of this goal was achieved. Production cost efficiencies represent another element of the plan. Substantial operating cost savings were recognized within the company's production facilities throughout 1997.

     Paper product shipments in 1997 reached a record level, 3.7 million tons, 6% above prior year shipments, reflecting the improvement in customer demand and less mill downtime. Consolidated sales in 1997 were also a record $4.5 billion, 12% over 1996. Excluding the Alling & Cory Company, a paper distribution business acquired in August 1996, sales were up slightly. The increases in cost of products sold and selling, general and administrative expenses in 1997 reflect, in large part, the full year's effect of the Alling and Cory acquisition.

     In the fourth quarter of 1997, financial market concerns increased relative to the weakness of Asian economies. The company exported approximately 163,000 tons of linerboard into this region during 1997. Company shipments did not decrease appreciably in the fourth quarter. In addition, as of March 1998, the company had not seen significant deterioration in sales activity in 1998.

     In 1996, consolidated net income was $85.3 million or $1.23 per share, after a special charge relating to restructuring costs and asset write downs. The Special Charge recorded in 1996 was part of the company's 'profit enhancement program' which was announced at the end of 1996 and included the goal of adding as much as $100 million to pre-tax earnings through cost reductions and mix improvements. Before the special charge, 1996's net income was $109.6 million or $1.58 per share which was significantly lower than the all-time record reported in 1995 of $451.1 million or $6.45 per share.

     Operating results and other financial information for the company's principal business segments are presented on page 26. A discussion of the results of these segments follows.

PAPER AND PAPERBOARD

     The principal operations in this segment are two kraft paper and board mills, two bleached paper and board mills, and woodlands operations which support these mills as well as the company's wood products operation. Almost one-half of the company's 1997 sales were generated by this segment. Operating income was $145 million in 1997, compared to $171 million in 1996 and $750 million in 1995. The two year decline in operating income from 1995 reflected sharply lower demand in the linerboard and uncoated free sheet markets. Higher than normal inventory levels, particularly in uncoated free sheet, were a major factor in the decline. By mid 1997, selling prices in these markets began to increase and by year-end were well above end of year 1996 levels. Sales for the segment were $2.0 billion, level with 1996, and down from $2.6 billion in 1995.

     Kraft Paper & Board: The company is the fifth largest producer of linerboard within the United States. Operating income from the two kraft mills declined in 1997. Domestic and export linerboard prices averaged 14% and 4% below 1996. Pricing began to recover at the beginning of the third quarter.

Year-end selling prices in the domestic markets were almost 30% above their mid-year low. Customer shipments increased 18% and 39%, in the domestic and export markets, respectively, year to year. Operating rates exceeded 100% for both mills during 1997; record production was achieved at the Savannah mill, for the first time exceeding one million tons. Also, cost containment initiatives were successful in achieving improvement in direct manufacturing costs per ton.

     Operating profit in 1996 declined significantly compared with 1995, primarily due to lower average selling prices. Domestic and export linerboard prices averaged 29% and 33% below 1995, respectively. Further contributing to the decrease in operating profit for 1996 was a 7% decline in linerboard shipments from 1995's level, and a slight increase in variable and fixed costs.

     Bleached Paper and Board: Operating profits increased slightly in 1997 despite lower average prices in the uncoated free sheet market. Average selling prices for uncoated free sheet decreased by 4% compared to 1996. However, this was more than offset by a 3% increase in total shipments from 1996 coupled with lower manufacturing costs. Operating rates at both bleached paper and board mills improved over the prior year. The Franklin mill set a new production record in 1997, exceeding the previous record by 6%.

     Operating profit decreased in 1996 compared with 1995, as the decline in selling prices, which began during the fourth quarter of 1995, continued throughout 1996. Average selling prices of uncoated business papers were approximately 25% less in 1996 compared with 1995. Total shipments increased by 8% over 1995, partially offsetting the effect of reduced selling prices.

PACKAGING

     The Packaging segment includes the corrugated container, flexible packaging and folding carton businesses. Packaging products are produced at 41 locations in the U.S. and 9 locations overseas. Although 1997 shipments for these products increased modestly over last year, prices in the corrugated container markets declined significantly throughout the year. Segment sales were $1.3 billion, down slightly from $1.4 billion in 1996 and $1.5 billion in 1995. Operating profit declined to $36 million in 1997, from $44 million in 1996 and $51 million in 1995, which was a record performance for the segment.

     The Container Division is the largest unit in this segment, operating 28 plants in the domestic market. Primary products include bulk and triplewall containers, graphics packaging and display items, and solid fiber containers. Despite a modest increase in shipments, operating profit declined in 1997. This reflects lower gross profit margins, despite improved production and stable converting expenses. Segment results in 1997 include a gain relating to the sale of the Denver, Colorado container plant as an ongoing business. Offsetting a substantial portion of the gain was the write down of certain non-performing assets.

     Revenues for the company's International Packaging group, which manufactures corrugated containers overseas, decreased by 12% in 1997, compared with a 5% increase in 1996. Despite improved volume, operating profit declined in 1997, primarily as a result of a 16% decline in selling prices, partially offset by reduced manufacturing costs. Local market conditions varied by country.

     The Flexible Packaging Division is the second largest operating unit in this segment, producing a broad variety of industrial and consumer bags, polyethylene film and other non-rigid packaging at 10 plants in the U.S. Operating profits declined in 1997, despite a 4% increase in sales over 1996. Although total shipments for 1997 increased 5% over 1996, lower average selling prices and higher fixed costs more than offset the increase.

     The company's Folding Carton Division operates three plants, which produce consumer products packaging with high quality graphics, principally for the cosmetics and pharmaceutical industries. Although sales volume was level year to year, operating profits decreased from 1996, primarily due to eroding margins and higher operating costs.

WOOD PRODUCTS

     The Wood Products segment consists of lumber, plywood and particleboard operations. Segment revenue increased by 16% compared with 1996, and operating profit surged 39% to $60 million in 1997.

     This increase in profits is largely the result of an improvement in overall market conditions in the lumber business, with prices and volume increasing by 15% and 7%, respectively, during 1997. Lumber operations posted both record profits and production in 1997. Particleboard and plywood prices remained level with 1996, while volume increased 2% over 1996 levels.

     In 1996, operating profits increased by 33% compared with 1995, primarily attributable to a 4% increase in lumber prices and a 3% increase in volume. The favorable lumber operations, coupled with increased particleboard shipments, more than offset lower prices for plywood and particleboard.

CHEMICAL

     Net sales for the Chemical segment were $759 million in 1997, an 8% increase over 1996 and 14% above 1995. Operating profit for this segment was $74 million, up from the $67 million reported in 1996 and down slightly from the $75 million in 1995.

     Bush Boake Allen, the largest operating unit in this segment, conducts operations on six continents and has locations in 39 countries worldwide. Union Camp is a majority owner of this global business with a 68% holding. BBA supplies flavors and fragrances for use in foods, beverages, cosmetics and toiletries. Sales were $491 million in 1997, up from $449 million in 1996, and $425 million in 1995. Operating profit was $53 million in 1997, a 13% increase over $47 million in 1996, and a 6% increase over $50 million in 1995. The growth in 1997 resulted from improved performance in both flavors and fragrances and chemicals operations.

     The company's Chemical Products Division, with facilities in the United States and United Kingdom, upgrades papermaking by-products and other raw materials into a wide range of specialized chemicals, primarily for use in inks, coatings and adhesives. Operating profit in 1997 increased by 3%, although the cost of crude tall oil, a primary raw material, increased by 6%. The division benefited from increased sales in its domestic and international markets and the continued implementation of efficiency enhancing programs. The division's performance for 1997 was largely driven by an expanded presence in international markets. Although results from the division's U.K. operations were somewhat hampered by a strengthening of the pound sterling, higher volumes and throughput enabled the operation to improve its results from 1996. Shipments increased by 14% during 1997. In 1996, operating profit declined by 18% from 1995.

INTEREST EXPENSE

     Net interest expense for 1997 was $117 million, compared to $112 million in 1996 and $114 million in 1995.

     The increase in interest expense for 1997 was the result of higher outstanding debt, in addition to slightly higher short-term interest rates, offset partially by an increase in capitalized interest. The decrease in interest expense in 1996 from the prior year was due to lower short-term interest rates which more than offset an increase in outstanding debt and a lower level of capitalized interest.

OTHER (INCOME) EXPENSE-NET

     In 1997, other income was $4 million, compared with $11 million in 1996 and $3 million in 1995. Other income for 1996 included $6.1 million related to other asset disposals.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     The company's financial condition remained strong. Net working capital (the excess of current assets over current liabilities) was $409 million at year-end 1997, an increase of $55 million from the end of 1996. The increase was primarily attributable to higher trade receivables which resulted from higher sales and the impact of new businesses. The company's current ratio was 1.5 for both 1997 and 1996.

The interest coverage ratio for 1997 was 2.0 compared to 2.2 for 1996. Stockholders' equity decreased by $58 million to $2.0 billion at year-end 1997 or $29.39 per share compared to $30.25 per share at the end of 1996.

     Internally generated cash flow has been and will remain a primary source of capital to fund the company's growth. Cash flow from operations was $381 million in 1997, $503 million in 1996 and $759 million in 1995. The decline in 1997 was attributable to increases in working capital items, primarily trade receivables. Cash used for investment activities was down $105 million in 1997, primarily the result of a lower level of capital spending. Cash used for financing activities in 1997 was $60 million compared to $55 million in the prior year. This reflects a net increase in total debt of $80 million offset by lower level of common stock repurchases. During the fourth quarter, the company issued $150 million of 6 1/2% 10-year notes, which was used to replace $57 million of expiring debt with higher interest rates and reduce the level of short-term borrowing.

     The ratio of long-term debt to total capital employed (the sum of long-term debt, deferred taxes and stockholders' equity) was 33.0% at December 31, 1997 compared with 30.8% at year-end 1996. Total debt to total capital for the current year increased to 36.8% compared with 35.3% at the end of 1996.

FINANCIAL REVIEW

CAPITAL EXPENDITURES

     Capital spending totaled $337 million in 1997 compared with $386 million in 1996 and $267 million in 1995. Included in capital expenditures for 1997 is paper mill spending of $152 million. This includes $34 million to complete the installation of a $70 million turbine generator and heat recovery steam generator at the Franklin, Virginia mill and $17 million of a $27 million turbine generator at the Savannah, Georgia mill.

     Also included is $13 million in spending for a sheet finishing facility in Franklin, Virginia. Investment at domestic and international packaging plants was $42 million including a joint venture corrugated container plant in China. Chemical sector spending, including Bush Boake Allen, totaled $57 million. Spending at Wood Products facilities was $34 million which included $26 million of a $45 million laminated veneer lumber production facility at Thorsby, Alabama, which is scheduled for start up in mid 1998. Expenditures related to the company's timberlands totaled $36 million.

                                                               1997    1996    1995
                                                               ----    ----    ----
                                                                 ($ IN MILLIONS)

Plant and Equipment
  (excludes acquisitions):
     Expansion & Cost Reduction.............................   $145    $139    $137
     Replacement & Other....................................    146     148      88
     Capitalized Interest...................................     10       4       9
     Timberlands (acquisition and regeneration).............     36      95      33
                                                               ----    ----    ----
          Total.............................................   $337    $386    $267
                                                               ----    ----    ----
                                                               ----    ----    ----

     At year-end 1997, purchase commitments related to capital projects in-progress were approximately $59 million. Capital spending in 1998 is expected to be about $300 million.

ACQUISITIONS AND DISPOSITIONS

     During 1997, Union Camp made three acquisitions. In October, the company acquired the outstanding shares of Phoenix Display and Packaging Corporation, a leading merchandising and point-of-purchase display company based in New Jersey. This acquisition builds on the company's national display business. In June, Alling and Cory, the company's paper distribution business, acquired the Antietam Paper Company. The acquisition strengthens Alling and Cory's position in Maryland and adds warehouse operations in Virginia. In March, the company acquired a 75% interest in Puntapel, S.A., a multiwall plant located in San Luis, Argentina. This acquisition positions the company into a high potential international packaging market. The cost of these acquisitions was $20 million in the aggregate.

     Also in October 1997, the company sold its Denver, Colorado container plant. Net sales for the Denver operation in 1997 were $19 million through the month of sale. In March, the Denton, Texas multiwall plant was closed and subsequently sold.

     In August 1997, the company contributed 25 thousand acres of timberlands valued at $30.7 million for a 50% equity investment in Forestmax LLC, which has as its primary assets timberland holdings. The company will recognize a gain of $27 million over a future period on the basis of timber cut.

     In January 1996, the company acquired the operating assets and assumed certain liabilities of O'Grady Containers, Inc., a graphics oriented, direct print, sheet plant in Fort Worth, Texas. Later in the first quarter, the company invested in a 50% interest in a corrugated container operation in Turkey. The total cost of these purchases was $34 million. In August 1996, the company acquired the outstanding shares of The Alling & Cory Company for $88.5 million, consisting of 1.7 million shares of company common stock and $5.4 million cash. Alling and Cory distributes communications and printing papers, industrial packaging and business products.

     The company sold two corrugated container plants in the second half of 1996. The divestiture of these two plants did not have a significant impact on the company's operations.

DIVIDENDS AND STOCK REPURCHASES

     Cash dividends paid in 1997 were $125.1 million or $1.80 per share compared with $124.7 million or $1.80 per share in 1996 and $116.1 million or $1.66 per share in 1995. Stockholders' dividends are paid quarterly. The dividend rate was raised by 15% in two increments during 1995.

     In the second quarter of 1995, the Board of Directors authorized the repurchase of up to five million shares of the company's common stock. During 1997, 687,600 shares were repurchased. Share repurchases in 1996 and 1995 totaled 2,865,900. The total cost of these repurchases was $183 million.

ENVIRONMENTAL MATTERS

     The company invested approximately $31 million in pollution control facilities in 1997. Over the past five years, the company has invested approximately $130 million in such facilities, which is about 8% of total capital spending. In 1997, the company recorded expenses of $9 million for study, testing and remediation in compliance with environmental regulations.

     Regulations known as the Cluster Rule have been adopted by the U.S. Environmental Protection Agency. As applicable to Union Camp, these regulations establish various compliance completion dates which fall within the 2001-2006 time frame. Preliminary assessment by the company indicates the capital cost required to achieve compliance will be in the range of $125 to $150 million. Compliance involves various initiatives with different completion dates spread over a six year period. Some degree of flexibility exists with respect to the timing of required capital spending. However, the company expects a majority of this spending will be completed by 2001. The incremental operating cost is estimated to be immaterial. The company believes compliance with these rules will not adversely affect its competitive position since these regulations also apply in varying degrees to its domestic competitors.

ACCOUNTING MATTERS

     The FASB recently issued Statement of Financial Accounting Standards (SFAS) No. 131, 'Disclosures about Segments of an Enterprise and Related Information.' This statement establishes standards for the reporting of financial information relating to operating segments for both interim and annual periods. In addition, the FASB also issued SFAS No. 130, 'Reporting Comprehensive Income.' This statement establishes standards for the reporting and display of comprehensive income in the company's financial statements and footnotes. These statements, which will be adopted by the company in 1998, affect financial statement presentation and disclosure but will not have an impact on the company's consolidated financial position or results of operations.

YEAR 2000

     The company is currently in the process of evaluating its operations to ensure that its computer systems and process control equipment are 'Year 2000' compliant. Management does not expect the financial impact of necessary actions to be material to the company's financial position or results of operations in any period.

     While the company believes all necessary work will be completed in a timely fashion, there can be no guarantee that all systems will be compliant by the year 2000 or that the systems of other companies on which the company relies will be converted within the same timeframe.

     Statements in this report that are not historical are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include the effect of general economic conditions, fluctuations in supply and demand for the company's products including exports and potential imports, paper industry production capacity, operating rates, competitive pricing pressures, and whether capital and restructuring projects are successfully completed. The company's goal of enhancing its earnings power during the next 12 months is subject to risks and uncertainties that planned product mix improvements are not implemented, and that cost reductions expected to result from investing in information technology, work flow redesign, shared service activities and other activities do not materialize. The company's assessment of the effects of complying with the U.S. Environmental Protection Agency's Cluster Rule is subject to risks and uncertainties regarding the amount the company will be required to expend vis-a-vis its competitors and the effect of timing differences in the rate such required expenditures are made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of UNION CAMP CORPORATION

     In our opinion, the accompanying statements listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of Union Camp Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICEWATERHOUSECOOPERS LLP
 .....................................

PRICEWATERHOUSE LLP
New York, New York
February 5, 1998

                              CONSOLIDATED INCOME

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1997          1996          1995
                                                                           ----------    ----------    ----------
                                                                             ($ IN THOUSANDS, EXCEPT PER SHARE)

Net sales...............................................................   $4,476,761    $4,013,197    $4,211,709

Costs and other charges:
     Costs of products sold.............................................    3,399,559     2,972,208     2,680,938
     Selling and administrative expenses................................      509,372       450,558       401,644
     Depreciation, amortization and cost of company timber harvested....      310,618       298,457       287,738
     Special charge.....................................................       --            39,435        --
                                                                           ----------    ----------    ----------
Income from operations..................................................      257,212       252,539       841,389
                                                                           ----------    ----------    ----------
Interest expense, net of capitalized interest...........................      117,290       112,286       113,705
Other (income) expense -- net...........................................       (3,888)      (10,792)       (3,173)
                                                                           ----------    ----------    ----------
     Income before income taxes and minority interest...................      143,810       151,045       730,857
                                                                           ----------    ----------    ----------
Income taxes............................................................       51,804        55,250       268,895
                                                                           ----------    ----------    ----------
Minority interest, net of tax...........................................       10,936        10,487        10,889
                                                                           ----------    ----------    ----------
               Net income...............................................   $   81,070    $   85,308    $  451,073
                                                                           ----------    ----------    ----------
Earnings per share: Basic...............................................   $     1.17    $     1.23    $     6.45
                     Diluted............................................   $     1.16    $     1.23    $     6.39
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

        See the accompanying notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1997          1996
                                                                                         ----------    ----------
                                                                                             ($ IN THOUSANDS)

                                        ASSETS
Current Assets
Cash and cash equivalents.............................................................   $   34,878    $   44,917
Receivables-net.......................................................................      638,130       544,320
Inventories...........................................................................      495,313       496,433
Other.................................................................................       43,256        48,440
                                                                                         ----------    ----------
                                                                                          1,211,577     1,134,110
                                                                                         ----------    ----------
Property
Plant and equipment, at cost..........................................................    6,800,477     6,562,465
Less: accumulated depreciation........................................................    3,404,918     3,161,450
                                                                                         ----------    ----------
                                                                                          3,395,559     3,401,015
                                                                                            364,226       351,334
                                                                                         ----------    ----------
Timberlands, less cost of company timber harvested....................................    3,759,785     3,752,349
                                                                                         ----------    ----------
Other Assets..........................................................................      270,339       209,848
                                                                                         ----------    ----------
     Total Assets.....................................................................   $5,241,701    $5,096,307
                                                                                         ----------    ----------
Liabilities and Stockholders' Equity
Current Liabilities
Current installments of long-term debt................................................   $   40,439    $   95,840
Notes payable.........................................................................      212,900       185,614
Accounts payable......................................................................      298,641       264,064
Other accrued liabilities.............................................................      212,973       201,319
Income and other taxes................................................................       38,065        33,032
                                                                                         ----------    ----------
                                                                                            803,018       779,869
                                                                                         ----------    ----------
Long-Term Debt........................................................................    1,367,450     1,252,475
                                                                                         ----------    ----------
Deferred Income Taxes.................................................................      744,677       723,431
                                                                                         ----------    ----------
Other Liabilities and Minority Interest...............................................      290,838       246,938
                                                                                         ----------    ----------
Stockholders' Equity
Common stock-par value $1.00 per share................................................       69,264        69,217
Capital in excess of par value........................................................       42,820        41,853
Other equity adjustments..............................................................      (20,989)       (6,080)
Retained earnings.....................................................................    1,944,623     1,988,604
                                                                                         ----------    ----------
Shares outstanding, 1997 -- 69,264,160; 1996 -- 69,217,119
  Stockholders' Equity -- Net.........................................................    2,035,718     2,093,594
                                                                                         ----------    ----------
     Total Liabilities and Stockholders' Equity.......................................   $5,241,701    $5,096,307
                                                                                         ----------    ----------
                                                                                         ----------    ----------

        See the accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                               1997         1996         1995
                                                                             ---------    ---------    ---------
                                                                                      ($ IN THOUSANDS)

Cash (Used For) Provided By Operations:
     Net income...........................................................   $  81,070    $  85,308    $ 451,073
     Adjustments to reconcile net income to cash provided by operations:
          Depreciation, amortization and cost of company timber
            harvested.....................................................     310,618      298,457      287,738
          Deferred income taxes...........................................      17,858        7,877      105,899
          Special charge..................................................      --           39,435       --
          Other...........................................................      24,807       25,011       18,885
          Changes in operational assets and liabilities:
               Receivables................................................     (89,489)      43,963      (23,000)
               Inventories................................................       1,200       13,139      (55,325)
               Other assets...............................................       9,139        1,511       (3,637)
               Accounts payable, taxes and other liabilities..............      25,913      (11,556)     (22,753)
                                                                             ---------    ---------    ---------
     Cash Provided By Operations..........................................     381,116      503,145      758,880
                                                                             ---------    ---------    ---------
Cash (Used For) Provided By Investment Activities:
     Capital expenditures:
          Plant and equipment.............................................    (301,517)    (291,345)    (233,444)
          Timberlands.....................................................     (35,709)     (95,098)     (33,355)
                                                                             ---------    ---------    ---------
                                                                              (337,226)    (386,443)    (266,799)
     Acquisitions.........................................................     (13,890)     (49,452)      (7,115)
     Sale of businesses-net...............................................      --            5,318       36,133
     Sale of assets.......................................................       9,518       22,009        9,822
     Other................................................................      10,914      (27,093)     (17,348)
                                                                             ---------    ---------    ---------
               Cash Used For Investment Activities........................    (330,684)    (435,661)    (245,307)
                                                                             ---------    ---------    ---------
     Cash (Used For) Provided By Financing Activities:
          Issuance of long-term debt......................................     160,000      150,000       22,625
          Repayments of long-term debt....................................    (108,172)     (48,954)     (69,338)
          Change in short-term notes payable..............................      28,211       52,156     (279,999)
          Proceeds from issuance of common stock..........................      22,105        3,377        6,042
          Common stock repurchases........................................     (36,864)     (86,499)     (59,614)
          Dividends paid..................................................    (125,051)    (124,718)    (116,132)
                                                                             ---------    ---------    ---------
     Cash Used For Financing Activities...................................     (59,771)     (54,638)    (496,416)
                                                                             ---------    ---------    ---------
Effect of exchange rate changes on cash...................................        (700)       1,739          (81)
                                                                             ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents..........................     (10,039)      14,585       17,076
               Balance at beginning of year...............................      44,917       30,332       13,256
                                                                             ---------    ---------    ---------
Balance at end of year....................................................   $  34,878    $  44,917    $  30,332
                                                                             ---------    ---------    ---------
                                                                             ---------    ---------    ---------

        See the accompanying notes to consolidated financial statements.

                                   UNION CAMP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

1. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Preparation of Financial Statements: The consolidated financial statements present the operating results and the financial position of the company and all of its subsidiaries. All significant intercompany transactions are eliminated.

     In accordance with generally accepted accounting principles, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period.

     Cash and Cash Equivalents: Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

     Inventories: Inventories are stated at the lower of cost or market and include the cost of materials, labor and manufacturing overhead. Finished goods and raw materials of domestic operations are valued principally at last in, first out (LIFO) cost. Supplies and all inventories of foreign operations are valued at first in, first out (FIFO) or average cost.

     Property and Depreciation: Plant and equipment is recorded at cost, less accumulated depreciation. Upon sale or retirement, the asset cost and related depreciation are removed from the balance sheet and the resulting gain or loss is included in income.

     Depreciation is principally calculated on a straight-line basis with lives for buildings from 15 to 33 years and for machinery and equipment from 10 to 20 years. For major expansion projects, the company uses the units-of-production depreciation method until design level production is reasonably sustained. Accelerated depreciation methods are used for tax purposes.

     The cost of company timber harvested is charged to income as timber is cut. The charge to income is the product of the volume of timber cut multiplied by annually developed unit cost rates.

     Goodwill: The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill and is amortized on a straight-line basis over appropriate periods not to exceed 40 years. The company reviews the goodwill recoverability period on a regular basis.

     Research and Development Costs: Research and development costs are expensed as incurred. These expenditures totaled $57.3 million in 1997, $55.9 million in 1996, and $55.4 million in 1995.

     Capitalized Interest: Interest is capitalized on major capital expenditures during the period of construction. Total interest costs incurred and amounts capitalized were:

                                                              1997        1996        1995
                                                            --------    --------    --------

Total interest...........................................   $126,978    $116,748    $122,572
Interest capitalized.....................................     (9,688)     (4,462)     (8,867)
                                                            --------    --------    --------
Net interest expense.....................................   $117,290    $112,286    $113,705
                                                            --------    --------    --------
                                                            --------    --------    --------

     Stock-Based Compensation: In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, 'Accounting for Stock-Based Compensation,' the company has elected to continue to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees,' and to disclose supplementally the pro forma effect of accounting for these plans as if the provisions of SFAS No. 123 had been adopted. (See also Note 10.)

     Accounting Standards: In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, 'Reporting Comprehensive Income.' This statement establishes standards for the reporting and display of comprehensive income and its components in the company's financial statements.

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

     Also in June 1997, the FASB issued SFAS No. 131, 'Disclosures about Segments of a Business and Related Information.' This statement establishes revised standards for the reporting of financial information about a company's operating segments for both interim and annual reporting.

     These statements, which will be adopted by the company in 1998, affect financial statement presentation and disclosure but will not have an impact on the company's consolidated financial position or results of operations.

     Environmental Liabilities: Environmental expenditures that improve the condition of the property are generally capitalized, all other environmental expenditures are expensed as incurred. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The timing of these accruals generally coincides with the completion of a feasibility study or the company's commitment to a formal plan of action.

     Income Taxes: Deferred income taxes are recorded using enacted tax rates in effect for the year temporary differences are expected to reverse. Federal and state income taxes are not accrued on the cumulative undistributed earnings of foreign subsidiaries because the earnings have been reinvested in the businesses of those companies. As of December 31, 1997, the total of all such undistributed earnings amounted to $202.4 million. It is not practical to estimate the amount of tax that might be payable on the distribution of the foreign earnings. The company has, as required, provided for tax potentially payable on the distribution of its share of $85.7 million, the undistributed earnings of Bush Boake Allen Inc. (BBA) and subsidiaries earned subsequent to 1992. (See also
Note 9.)

     Foreign Currency Translation: The assets and liabilities of the company's foreign subsidiaries and affiliates are translated into U.S. dollars at year-end exchange rates, while income and expense accounts are translated at average annual rates. The primary factor used to determine the functional currencies of the company's foreign subsidiaries is the local currency cash flows resulting from manufacturing, sales and financing activities. Gains and losses resulting from foreign currency translation are reflected in a separate component of Stockholders' Equity entitled Other Equity Adjustments. The effect of these cumulative adjustments was to reduce equity by $19.3 million at December 31, 1997 and $4.2 million at December 31, 1996.

     Derivatives: The company hedges foreign currency transactions by entering into forward foreign exchange contracts. Gains and losses associated with the forward contracts are matched with the offsetting gains and losses recorded for exchange rate fluctuations on the underlying assets and liabilities. Gains and losses on interest rate swap agreements are charged or credited to interest expense over the life of the agreement. (See also Note 8.)

     Revenue Recognition: The company recognizes revenue upon the passage of title, which is generally at the time of shipment.

     Earnings Per Share: In accordance with the provisions of SFAS No. 128, 'Earnings Per Share,' the company is presenting net income per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for dilutive common stock equivalents.

     The weighted average number of shares outstanding for basic earnings per share were 69,439,150 for 1997, 69,220,157 for 1996 and 69,940,397 for 1995. For
diluted earnings per share, these amounts increased by 491,292, 385,379 and 629,140 in 1997, 1996 and 1995, respectively, due to potentially dilutive common stock equivalents issuable under the company's stock option plan. In 1997 and 1996, 949,700 and 28,000 potential common shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive. There were no antidilutive common stock equivalents in 1995.

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

     Reclassifications: Certain amounts have been reclassified for 1995 and 1996 to conform with the 1997 presentation.

2. SPECIAL CHARGE AND OTHER

     Special Charge: During the fourth quarter of 1996, the company recorded a $39.4 million pre-tax charge ($24.3 million after-tax) to operating income. The Special Charge related to restructuring costs associated with the company's profit enhancement plan announced at the end of 1996 and asset write downs. Included in the charge was $21.0 million for employee severance costs and $18.4 million for asset write downs. The employee severance costs related to the elimination of approximately 400 positions at various levels within corporate functions and certain operating divisions. As of December 31, 1997, approximately 75% of the employees were terminated under this program at a cost of $15.1 million. No adjustments have been or are currently anticipated to be made to the special charge reserve established at the end of 1996. Asset write-downs of $18.4 million consisted of $9.0 million for obsolete equipment, $6.4 million for a real estate development project and $3.0 million for an intangible asset related to propriety technology. The business segments affected by these write-downs were as follows: Paper & Paperboard -- $6.7 million, Packaging Products -- $2 million, and operations reported under Corporate
Items -- $9.7 million.

     Other: Also included in 1996 income from operations are higher than normal environmental/OSHA remediation expenses of $5 million, demolition costs of $2.1 million, and other costs of $0.4 million which were previously included in the Special Charge and have been reclassified to Costs of Products Sold and Selling and Administrative Expenses.

3. OTHER (INCOME) EXPENSE-NET

     The year 1996 included a $6.1 million gain related to other asset disposals.

4. ACQUISITIONS

     In October 1997, the company acquired the outstanding shares of Phoenix Display and Packaging Corporation, a leading merchandising and point-of-purchase display company. In June, Alling and Cory, the company's paper distribution business, acquired the Antietam Paper Company. In March, the company acquired a 75% interest in Puntapel, S.A., a multiwall plant located in San Luis, Argentina. The cost of these acquisitions was $20 million in the aggregate.

     In August 1997, the company contributed 25 thousand acres of timberlands valued at $30.7 million for a 50% equity investment in Forestmax LLC, which has as its primary assets timberland holdings. The company will recognize a gain of $27 million over a future period on the basis of timber cut.

     In the first quarter of 1996, the company purchased the operating assets and assumed certain liabilities of O'Grady Containers, Inc. In addition, the company acquired a 50% interest in a corrugated container joint venture in Turkey. The total cost of these purchases was $34 million.

     On August 2, 1996, the company acquired The Alling & Cory Company (Alling and Cory), a paper distribution business, for a consideration totaling $88.5 million, consisting of 1.7 million shares of company common stock and $5.4 million cash.

     These acquisitions were accounted for under the purchase method and, accordingly, the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired has been treated as goodwill.

     The pro forma effect of these acquisitions is not material.

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

5. SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1997        1996
                                                                         --------    --------

Receivables
     Trade............................................................   $598,105    $514,799
     Other............................................................     57,810      46,791
                                                                         --------    --------
                                                                          655,915     561,590
     Less estimated doubtful accounts, discounts and allowances.......     17,785      17,270
                                                                         --------    --------
          Net.........................................................   $638,130    $544,320
                                                                         --------    --------
                                                                         --------    --------
Inventories
     Finished goods...................................................   $275,112    $270,123
     Raw materials....................................................    109,352     110,569
     Supplies.........................................................    110,849     115,741
                                                                         --------    --------
          Total.......................................................   $495,313    $496,433
                                                                         --------    --------
                                                                         --------    --------

     At December 31, 1997 and 1996, finished goods and raw materials totaling $240.1 million and $254.6 million, respectively, were valued at LIFO cost. The excess of current cost over LIFO value was $99.0 million and $101.7 million in 1997 and 1996, respectively.

                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                        1997          1996
                                                                     ----------    ----------

Other Current Assets
     Prepayments..................................................   $   24,212    $   22,745
     Short-term timber leases.....................................       19,044        19,045
     Assets held for resale.......................................       --             6,650
                                                                     ----------    ----------
          Total...................................................   $   43,256    $   48,440
                                                                     ----------    ----------
                                                                     ----------    ----------
Plant and Equipment, at cost
     Land.........................................................   $   36,429    $   37,151
     Buildings and improvements...................................      568,506       561,078
     Machinery and equipment......................................    5,974,738     5,777,737
     Construction-in-progress.....................................      220,804       186,499
                                                                     ----------    ----------
          Total...................................................   $6,800,477    $6,562,465
                                                                     ----------    ----------
                                                                     ----------    ----------

     At December 31, 1997, property (principally machinery and equipment) having an original cost of approximately $388 million and a net book value of $152 million is pledged against lease obligations and notes payable to industrial development authorities (see also Note 6). These obligations and notes payable have outstanding long-term balances totaling approximately $334 million.

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1997        1996
                                                                         --------    --------

Other Assets
     Goodwill.........................................................   $ 82,783    $ 72,646
     Investments in affiliates........................................     76,019      46,015
     Other intangibles................................................     44,383      30,096
     Pension assets...................................................     42,593      28,738
     Other............................................................     24,561      32,353
                                                                         --------    --------
          Total.......................................................   $270,339    $209,848
                                                                         --------    --------
                                                                         --------    --------

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

     Short-Term Debt: Included in Notes Payable at December 31, 1997 and 1996 were $112.8 million and $114.0 million, respectively, of commercial paper borrowings. The weighted average interest rate on these borrowings for the years 1997 and 1996 were 5.76% and 5.60%, respectively.

     The company has short-term revolving credit facilities in numerous countries primarily outside the United States, which provide for aggregate availability of $157 million. At December 31, 1997 and 1996, approximately $92 million and $60 million, respectively, was outstanding and included in short-term borrowings. Related commitment fees are either nominal or zero.

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1997        1996
                                                                         --------    --------

Other Accrued Liabilities
     Payrolls.........................................................   $ 72,276    $ 67,892
     Interest.........................................................     29,652      30,758
     Special charge reserve...........................................      3,647      11,410
     Other............................................................    107,398      91,259
                                                                         --------    --------
          Total.......................................................   $212,973    $201,319
                                                                         --------    --------
                                                                         --------    --------
Other Liabilities and Minority Interest
     Postretirement and postemployment benefits.......................   $130,412    $128,838
     Minority interest................................................    102,429      86,507
     Minimum pension liability........................................      7,210       3,134
     Other............................................................     50,787      28,459
                                                                         --------    --------
          Total.......................................................   $290,838    $246,938
                                                                         --------    --------
                                                                         --------    --------

6. LONG-TERM DEBT

                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                        1997          1996
                                                                     ----------    ----------

Sinking fund debentures:
     8 5/8% due 1999-2016.........................................   $   42,674    $   47,474
     10% due 2000-2019............................................      100,000       100,000
     9 1/4% due 2002-2021.........................................      117,780       117,780
Debentures:
     9 1/2% due 2002..............................................      100,000       100,000
     9 1/4% due 2011..............................................      124,800       124,800
     8 1/2% due 2022..............................................      100,000       100,000
Notes:
     7 3/8% due 1999..............................................       50,000        50,000
     7% due 2006..................................................      150,000       150,000
     6 1/2% due 2007..............................................      150,000        --
Medium-term notes due 1999-2001; 7.75% to 9.54%; weighted average
  rate 8.61%......................................................       53,000        84,000
Industrial Development Revenue Bonds due 2001-2013; 4.0% to 8.0%;
  weighted average rate 6.14%.....................................       36,944        41,575
Pollution Control Revenue Bonds due 1999-2027; 4.7% to 7.45%;
  weighted average rate 6.58%.....................................      297,500       289,005
Other notes due 1999-2004.........................................        5,024         5,560
Commercial paper..................................................       46,000        46,000
Less unamortized discount.........................................       (6,272)       (3,719)
                                                                     ----------    ----------
     Total........................................................   $1,367,450    $1,252,475
                                                                     ----------    ----------
                                                                     ----------    ----------

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

     The current portion of long-term debt at December 31, 1997 amounted to $40.4 million. Amounts payable in the years 1999 through 2002 are $70.3 million, $31.1 million, $38.1 million and $140.9 million, respectively.

     At December 31, 1997, $46 million of commercial paper borrowings was classified as long-term debt, since the company has the ability and intent to renew these obligations through the year 2000. The effective interest rate on these borrowings was 5.76%.

     The company has revolving credit and term loan agreements which provide for unsecured borrowings up to $500 million in the United States through the year 2001. Any borrowings under these agreements would incur interest at the prevailing prime rate or other market rates. Nominal commitment fees are paid on the unused portion. No borrowings were made in 1997 under these agreements.

7. STOCKHOLDERS' EQUITY

                                                                             CAPITAL IN                     OTHER
                                                                  COMMON     EXCESS OF      RETAINED       EQUITY
                                                                   STOCK     PAR VALUE      EARNINGS     ADJUSTMENTS
                                                                  -------    ----------    ----------    -----------

Balance, December 31, 1994.....................................   $70,012     $  87,897    $1,693,073     $ (14,661)
     Net Income................................................     --           --           451,073        --
     Cash dividends ($1.66 per share)..........................     --           --          (116,132)       --
     Common stock repurchases..................................    (1,152)      (58,462)       --            --
     Issuance of stock for options and award plans.............       218         8,909        --              (203)
     Foreign currency translation..............................     --           --            --             1,120
                                                                  -------    ----------    ----------    -----------

Balance, December 31, 1995.....................................   $69,078     $  38,344    $2,028,014     $ (13,744)
     Net Income................................................     --           --            85,308        --
     Cash dividends ($1.80 per share)..........................     --           --          (124,718)       --
     Common stock repurchases..................................    (1,714)      (84,785)       --            --
     Issuance of stock for options and award plans.............       152         6,964        --            (1,326)
     Shares issued for business acquisitions...................     1,701        81,330        --            --
     Foreign currency translation..............................     --           --            --             8,990
                                                                  -------    ----------    ----------    -----------

Balance, December 31, 1996.....................................   $69,217     $  41,853    $1,988,604     $  (6,080)
     Net Income................................................     --           --            81,070        --
     Cash dividends ($1.80 per share)..........................     --           --          (125,051)       --
     Common stock repurchases..................................      (688)      (36,176)       --            --
     Issuance of stock for options and award plans.............       551        25,760        --               273
     Shares issued for business acquisitions...................       184        11,383        --            --
     Foreign currency translation..............................     --           --            --           (15,182)
                                                                  -------    ----------    ----------    -----------

Balance, December 31, 1997.....................................   $69,264     $  42,820    $1,944,623     $ (20,989)
                                                                  -------    ----------    ----------    -----------
                                                                  -------    ----------    ----------    -----------

     The authorized capital stock of the company at December 31, 1997, 1996 and 1995 consisted of 125,000,000 shares of common stock, $1.00 par value, and 1,000,000 shares of authorized but unissued preferred stock, $1.00 par value. Common stock repurchased is included in the authorized but unissued shares of the company.

     Shareholder Rights Plan: The company has a Shareholders' Rights Plan pursuant to which preferred stock purchase rights are issued to the common stockholders at the rate of one right for each share of common stock. Each right entitles shareholders to purchase, under certain conditions (i) one one-thousandth of a share of the company's Series A Junior Participating Preferred Stock at an exercise price of $175 or (ii) common stock of the company having a market value of two times the exercise

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

price. Alternatively, the Board of Directors may permit holders to surrender each right in exchange for one share of common stock. The rights will be exercisable only if a person or group acquires 15% or more of the outstanding common stock or announces a tender offer for 15% or more of the common stock. The rights expire February 26, 2006 and may be redeemed for $.001 per right by the Board of Directors prior to the time the rights become exercisable. In addition, if after any person acquires 15% or more of the company's common stock, the company is involved in a merger or other business combination transaction with another person after which its common stock does not remain outstanding, or the company sells 50% or more of its assets or earning power, each right will entitle its holder to purchase, at the then current exercise price, shares of the acquiring company's common stock having a market value equal to two times the purchase price.

8. FINANCIAL INSTRUMENTS

     Fair Value of Financial Instruments: The carrying amounts of certain financial instruments: cash, short-term investments, trade receivables and payables approximate their fair values. The fair value of the company's long-term debt varies with market conditions and is estimated based on quoted market prices for similar financial instruments by obtaining quotes from brokers.

     At December 31, 1997, the book value of long-term debt was $1.4 billion and the fair value was approximately $1.5 billion. The book value of all other financial instruments approximates their fair value.

     Derivative Financial Instruments: Derivative instruments are used by the company only to hedge the risk associated with underlying business transactions such as existing floating rate debt and existing foreign currency commitments. Derivatives are not used for trading or speculative purposes. The book value of these derivatives approximates their fair value.

     At December 31, 1997, the company had outstanding foreign exchange contracts valued at $103.6 million. The purpose of $87.8 million of these contracts is to neutralize foreign currency transaction risk generated by the company's firm foreign currency business commitments resulting from the sale and purchase of products. The change in value of these contracts resulting from changes in the respective foreign currency rates versus the U.S. dollar is accrued monthly and credited or charged to foreign exchange gain or loss. These foreign currency commitment exposures are evaluated on an ongoing basis and the amount of the related foreign currency contracts are adjusted as required to offset the risk associated with the underlying transactions. Cash settlements are executed whenever the contracts are adjusted, which occurs at least monthly. The additional $15.8 million of foreign exchange contracts at December 31, 1997 represent hedges of specific firm commitments for certain capital expenditure and raw material purchase transactions denominated in foreign currencies. The company enters into these contracts, from time to time, to establish with certainty the U.S. dollar amount of the specific firm commitments. All foreign exchange contracts are limited to currencies with established forward markets and to counterparties, which have Moody's credit ratings of A1 or better. As a result, the company considers the credit risk of counterparty default to be minimal.

     At December 31, 1997, the company had an outstanding interest rate swap agreement, the purpose of which is to convert $32.5 million of floating rate commercial paper to fixed rate debt. The swap agreement is based on a declining principal balance schedule which terminates in April 2000. The differential between fixed and floating rate obligations is accrued as interest rates change and is charged or credited to interest expense over the life of the agreement. Cash settlements are payable semi-annually. The counterparty has a Moody's credit rating of Aa1.

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

9. INCOME TAXES

     The components of income before income taxes and minority interest are as follows:

                                                              1997        1996        1995
                                                            --------    --------    --------

Domestic.................................................   $ 99,071    $ 97,187    $669,487
Foreign..................................................     44,739      53,858      61,370
                                                            --------    --------    --------
     Total...............................................   $143,810    $151,045    $730,857
                                                            --------    --------    --------
                                                            --------    --------    --------

     The provision for income taxes is comprised of the following:

                                                                1997       1996        1995
                                                               -------    -------    --------

Current:
     Federal................................................   $19,493    $34,313    $124,937
     State and local........................................     3,132      3,831      21,880
     Foreign................................................    11,321      9,229      16,179
                                                               -------    -------    --------
                                                               $33,946    $47,373    $162,996
                                                               -------    -------    --------
                                                               -------    -------    --------
Deferred:
     Federal................................................   $13,870    $ 2,094    $ 96,601
     State..................................................     1,297       (206)      6,477
     Foreign................................................     2,691      5,989       2,821
                                                               -------    -------    --------
                                                               $17,858    $ 7,877    $105,899
                                                               -------    -------    --------
          Total.............................................   $51,804    $55,250    $268,895
                                                               -------    -------    --------
                                                               -------    -------    --------

     The company follows the provisions of SFAS No. 109, 'Accounting for Income Taxes,' whereby deferred taxes represent estimated liabilities to be paid or assets to be received in the future and tax rate changes would immediately affect those liabilities or assets. The cumulative deferred tax liability at December 31, 1997 and 1996 was $744.7 million and $723.4 million, respectively. The significant components of these liabilities (assets) are as follows:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1997        1996
                                                                         --------    --------

Deferred federal taxes:
Accelerated depreciation..............................................   $713,436    $704,912
Alternative minimum tax...............................................    (45,540)    (43,816)
Postretirement benefits...............................................    (44,294)    (42,706)
Other.................................................................     26,553      16,601
                                                                         --------    --------
Total deferred federal taxes..........................................    650,155     634,991
Deferred state taxes..................................................     64,467      63,170
Deferred foreign taxes................................................     30,055      25,270
                                                                         --------    --------
     Total deferred taxes.............................................   $744,677    $723,431
                                                                         --------    --------
                                                                         --------    --------

     A detailed analysis of the effective tax rate is as follows:

                                                                           1997    1996    1995
                                                                           ----    ----    ----

Statutory federal tax rate..............................................   35.0%   35.0%   35.0%
State taxes (net of federal tax impact).................................    2.4     1.5     2.8
Foreign income taxes....................................................   (1.2)   (2.3)   (0.3)
Other...................................................................   (0.2)    2.4    (0.7)
                                                                           ----    ----    ----
     Effective rate.....................................................   36.0%   36.6%   36.8%
                                                                           ----    ----    ----
                                                                           ----    ----    ----

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

10. EMPLOYEE STOCK OPTION PLANS

     Under the stock option plans adopted in 1982 and 1989 (as amended), a maximum of 2,175,000 shares and 5,678,000 shares, respectively, of the company's common stock were made available for the granting of options and stock appreciation rights to officers and other key employees of the company and its subsidiaries at prices not less than 100% of fair market value at the dates of grant. Such options generally become exercisable two years after the date of grant and expire ten years from that date. No further options may be granted under the 1982 plan. At the end of 1997, 230,250 options were available for future grants under the 1989 plan.

     Under the 1989 plan, 1,135,607 shares may be awarded as restricted stock to selected officers and other key employees of the company and its subsidiaries. Recipients of restricted stock are entitled to receive cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a specified period.

     Common shares issued as restricted stock under this plan were 4,533 shares in 1997, 38,890 shares in 1996 and 11,924 shares in 1995. The weighted average fair value on the date of grant was $48.56 for restricted stock granted in 1997, $49.50 for restricted stock granted in 1996, and $46.88 for restricted stock granted in 1995. Unearned compensation, equivalent to the market price of the restricted shares at date of grant, is included within Stockholders' Equity and is amortized to expense over the five-year restriction period.

     The following table summarizes activity in the company's stock option plans for 1997, 1996 and 1995. The options outstanding that had related stock appreciation rights attached were 1,067,101 at December 31, 1996, and 1,207,641 at December 31, 1995.

     In the third quarter of 1997, all outstanding stock appreciation rights previously granted in tandem with nonqualified stock options under the company's management incentive program were relinquished. This did not have a material impact on reported earnings. The related stock options were not affected and remain outstanding.

                                          1997                           1996                           1995
                               ---------------------------    ---------------------------    ---------------------------
                                               WEIGHTED                       WEIGHTED                       WEIGHTED
                                               AVERAGE                        AVERAGE                        AVERAGE
                                SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                               ---------    --------------    ---------    --------------    ---------    --------------

Options outstanding at
  beginning of year.........   4,120,426        $44.86        3,582,626        $43.57        3,213,253        $41.67
Granted.....................     949,700         58.84          722,000         49.38          664,400         49.45
Exercised...................    (544,225)        41.08          (96,427)        38.97         (197,637)        36.03
Forfeited...................     (96,065)        35.33          (76,598)        34.24          (78,840)        35.00
Expired.....................      --            --              (11,175)        47.90          (18,550)        42.98
                               ---------       -------        ---------       -------        ---------       -------
Options outstanding at end
  of year...................   4,429,836        $48.48        4,120,426        $44.86        3,582,626        $43.57
                               ---------       -------        ---------       -------        ---------       -------
Options exercisable at end
  of year...................   2,758,136        $44.75        2,741,526        $42.57        2,345,510        $41.55
                               ---------       -------        ---------       -------        ---------       -------
                               ---------       -------        ---------       -------        ---------       -------

     For options outstanding as of the end of 1997, the range of exercise prices was $33.69 to $58.84 per share and the weighted average remaining life was 7.1 years. The weighted average fair values of the options granted during 1997, 1996 and 1995 were $12.60, $9.66 and $9.70 per share, respectively.

     Fair value was determined through use of the Black-Scholes options pricing formula. For options granted in 1997, the risk-free interest rate was 5.70%, the expected life was 7 years, the expected volatility was 19% and expected dividend yield was 3.4%, all calculated on a weighted average basis. For options granted in 1996 and 1995, the risk-free interest rate was 5.74% and 5.47%, respectively, the

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

expected life was 6 years, the expected volatility was 18% and 19%, respectively, and the expected dividend yield was 3.4%, all calculated on a weighted average basis.

     Total compensation cost recognized in income for stock-based compensation awards was $3.3 million in 1997, $0.7 million in 1996 and $1.3 million in 1995. If the company had elected to adopt the provisions of SFAS No. 123, the pro forma net income and earnings per share would have been $76.7 million or $1.10 per share in 1997 and $83.1 million or $1.20 per share in 1996. The comparable pro forma impact on 1995 net income and earnings per share would be insignificant.

11. PENSION PLANS

     The company and certain foreign subsidiaries have non-contributory defined benefit pension plans covering substantially all of their employees. Benefits are based on years of service and, for salaried employees, final average earnings. The company funds its plans annually based upon a consistently applied formula which amortizes the unfunded liability adjusted for actuarial gains or losses. Assets of the plans are primarily fixed income instruments and publicly traded stocks.

     The following table sets forth the status of all funded pension plans for 1997 and 1996:

                                                      DECEMBER 31, 1997                        DECEMBER 31, 1996
                                         -------------------------------------------    -------------------------------
                                               DOMESTIC PLANS                           DOMESTIC PLANS
                                         --------------------------                     --------------
                                          ASSETS IN     ACCUMULATED                       ASSETS IN
                                          EXCESS OF     BENEFITS IN                       EXCESS OF
                                         ACCUMULATED     EXCESS OF                       ACCUMULATED
                                          BENEFITS        ASSETS       FOREIGN PLANS       BENEFITS       FOREIGN PLANS
                                         -----------    -----------    -------------    --------------    -------------

Actuarial present value of:
Vested benefit obligation.............    $ 542,226      $ 250,439       $ 138,797         $696,736         $ 122,859
                                         -----------    -----------    -------------    --------------    -------------
                                         -----------    -----------    -------------    --------------    -------------
     Accumulated benefit obligation...      580,968        264,943         140,249          742,222           123,995
                                         -----------    -----------    -------------    --------------    -------------
                                         -----------    -----------    -------------    --------------    -------------
     Projected benefit obligation.....      685,835        264,943         168,467          821,853           150,340
Plan assets at fair value.............      695,527        259,474         181,667          859,805           160,213
                                         -----------    -----------    -------------    --------------    -------------
Plan assets greater (less) than
  projected benefit obligation........        9,692         (5,469)         13,200           37,952             9,873
Unrecognized net (gain) loss..........      (11,974)       (26,783)         21,303          (61,864)           20,107
Unrecognized prior service cost.......       (2,013)        20,313          (1,351)          10,944                46
Unrecognized transition (asset)
  obligation..........................          147          4,543          (1,486)           6,257            (2,302)
                                         -----------    -----------    -------------    --------------    -------------
Pension (liability) asset recorded on
  Balance Sheet.......................    $  (4,148)     $  (7,396)      $  31,666         $ (6,711)        $  27,724
                                         -----------    -----------    -------------    --------------    -------------
                                         -----------    -----------    -------------    --------------    -------------

     The company has certain supplementary domestic pension plans that are not funded. At December 31, 1997 and 1996, the projected benefit obligation for these plans was $32.0 million and $23.0 million of which $25.7 million and $17.4 million represent the accumulated benefit obligation, and $24.2 million and $17.0 million represent the vested benefit obligation, respectively. The accrued pension liability for the unfunded plans recorded on the Balance Sheet at December 31, 1997 and 1996 was $23.8 million and $17.8 million, respectively. The minimum pension liability for these plans recorded on the Balance Sheet at December 31, 1997 and 1996 was $7.2 million and $3.1 million, respectively.

     The pension expense for all plans included the following components:

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

                                                           1997         1996         1995
                                                         ---------    ---------    ---------

Service cost-benefits earned during the period........   $  28,165    $  28,747    $  20,643
Interest cost on projected benefit obligations........      75,032       68,613       64,548
Actual return on assets...............................    (170,551)    (137,070)    (155,838)
Net amortization and deferral.........................      79,602       56,282       90,824
                                                         ---------    ---------    ---------
     Total pension expense............................   $  12,248    $  16,572    $  20,177
                                                         ---------    ---------    ---------
                                                         ---------    ---------    ---------

     The discount rates used to determine the pension benefit obligation for the domestic plans at December 31, 1997 and 1996 were 7.0% and 7.5%, respectively. The discount rates used for the foreign plans were 7.0% and 8.0%, respectively, at December 31, 1997 and 1996.

     The compensation progression rate for domestic plans was 4.75% for 1997, 1996 and 1995. The expected long-term rate of return on domestic plan assets was 9.5% for each year.

     The compensation progression rates for the foreign plans were 6.0% for 1997 and 1996 and 7.0% for 1995. The expected long-term rate of return on foreign plan assets was 10.5% for 1997 and 11.5% for 1996 and 1995.

     In 1996, the company recorded a charge for special termination benefits of approximately $8.2 million, primarily attributable to the elimination of approximately 400 positions in connection with an employee severance program. Under this program, designated participants in the Union Camp Salaried plan who met the eligibility requirements were able to retire and receive enhanced benefits. These benefits involved increased periodic future payments and were provided for under the pension plan.

12. POSTRETIREMENT BENEFITS

     The company has a contributory postretirement health care plan covering primarily its U.S. salaried employees. Employees become eligible for these benefits when they meet minimum age and service requirements. The company funds its plan on a 'pay-as-you-go' basis, in an amount equal to the retirees' medical claims paid.

     The components of the Accumulated Postretirement Benefit Obligation as of December 31, 1997 and 1996 are as follows:

                                                                           1997        1996
                                                                         --------    --------

Retirees..............................................................   $ 84,786    $ 72,632
Fully eligible active plan participants...............................      8,845       6,904
Other active plan participants........................................     51,446      44,558
                                                                         --------    --------
                                                                          145,077     124,094
Unrecognized net gain (loss)..........................................    (16,122)        511
Unrecognized prior service cost.......................................     (2,402)     (2,587)
                                                                         --------    --------
     Accrued postretirement benefit obligation........................   $126,553    $122,018
                                                                         --------    --------
                                                                         --------    --------

     The components of the postretirement benefit expense for the years 1997, 1996 and 1995 are as follows:

                                                                 1997       1996       1995
                                                                -------    -------    -------

Service cost-benefits earned during period...................   $ 4,798    $ 5,311    $ 3,801
Interest cost on accumulated benefit obligation..............     9,458      8,819      7,954
Net amortization and deferral................................       185        185       (155)
                                                                -------    -------    -------
     Postretirement benefit expense..........................   $14,441    $14,315    $11,600
                                                                -------    -------    -------
                                                                -------    -------    -------

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

     The discount rates used to determine the accumulated postretirement benefit obligation at December 31, 1997 and 1996 were 7.0% and 7.5%, respectively.

     For measurement purposes, an 8% increase in the medical cost trend rate was assumed for 1997. This rate decreases incrementally to 5.0% by the year 2003 and will remain at that level thereafter. It is estimated that a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $17.4 million and the postretirement benefit expense for 1997 by $2.1 million.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for income taxes was $29.7 million in 1997, $52.1 million in 1996 and $161.1 million in 1995. Cash paid for interest, net of amounts capitalized, was $118.4 million in 1997, $109.4 million in 1996 and $114.2 million in 1995.

     The following table summarizes non-cash investing and financing activities related to the company's acquisitions in 1997, 1996 and 1995.

                                                                 1997        1996       1995
                                                                -------    --------    ------

Fair value of assets acquired................................   $42,085    $235,139    $8,345
Less: cash paid..............................................    13,890      49,452     7,115
Common stock issued..........................................    11,567      83,031      --
                                                                -------    --------    ------
     Liabilities incurred or assumed.........................   $16,628    $102,656    $1,230
                                                                -------    --------    ------
                                                                -------    --------    ------

14. COMMITMENTS AND CONTINGENT LIABILITIES

     The company is involved in various legal proceedings and environmental actions. Although the outcome of these matters is subject to many variables and cannot be predicted with any degree of certainty, based upon the company's evaluation of the information presently available, management believes the ultimate resolution of any such legal proceedings and environmental actions will not have a material adverse effect on the company's consolidated financial position. However, it is remotely possible that such legal proceedings and environmental actions could have a material effect on quarterly or annual operating results when they are resolved in future reporting periods.

     The company has guaranteed loans of up to $20 million made by a financial institution to non-controlled entities. The guarantees have terms of 6 years or less and are either secured by the borrowers' assets and stock or contain contractual rights to obtain possession of stock in the borrower's business.

15. SEGMENT INFORMATION

     Union Camp is a leading manufacturer of paper, packaging, chemicals and wood products serving both U.S. and international markets. The company derives approximately three fourths of its sales from paper and packaging products, such as linerboard, kraft paper, uncoated free sheet, corrugated containers, flexible packaging and folding cartons. The company's chemical business is involved in the manufacture of chemicals used in inks, coatings and adhesives, and through its Bush Boake Allen subsidiary, the manufacture of flavor, fragrance and aroma chemicals. Chemicals comprise about a sixth of Union Camp's sales. The company also manages a woodlands base of about 1.6 million acres, supplying raw materials for its linerboard, packaging and paper making business, as well as for the manufacture of wood products.

     Operating results and other financial data are presented for the principal business segments of the company for the years ended December 31, 1997, 1996 and 1995. Total revenue and operating profit by

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

business segment include both sales to customers, as reported in the company's consolidated income statement, and intersegment sales, which are accounted for at prices charged to customers and eliminated in consolidation. The amount of the elimination of intersegment profit on any product that remains in inventory at the end of the period is determined by changes in quantities of inventory and changes in the margins of profit.

     Operating profit by business segment is total revenue less operating expenses. In computing operating profit by business segment, none of the following items has been added or deducted: other income, portions of administrative expenses, interest expense, income taxes and unusual items.

     Identifiable assets by business segment are those assets used in company operations in each segment. Corporate assets are principally cash, intangible assets, deferred charges and assets held for resale. Included within Corporate Items are the company's real estate operation, Branigar, and the company's paper distribution business, Alling and Cory. Since the date of acquisition, August 2, 1996, Alling and Cory had sales to customers of $279 million in 1996 and $694 million in 1997. Its impact on operating profit for 1997 and 1996 was insignificant. Capital expenditures are reported exclusive of acquisitions.

     Total revenue and operating profit from the company's foreign subsidiaries were $564 million and $51 million in 1997, $538 million and $48 million in 1996, and $504 million and $61 million in 1995. No geographic area outside the United States was material relative to consolidated revenues, operating profits or identifiable assets. Export sales from the United States were $384 million in 1997, $359 million in 1996 and $418 million in 1995.

                                   UNION CAMP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       ($ IN THOUSANDS, EXCEPT PER SHARE)

                                       PAPER AND    PACKAGING      WOOD                CORPORATE
                                       PAPERBOARD    PRODUCTS    PRODUCTS   CHEMICAL     ITEMS       CONSOLIDATED
                                       ----------   ----------   --------   --------   ---------     ------------

1997
     Sales to Customers..............  $1,336,685   $1,324,726   $326,373   $758,607   $ 730,370      $4,476,761
     Intersegment Sales..............     660,367       10,866        114        347    (671,694)*       --
                                       ----------   ----------   --------   --------   ---------     ------------
     Total Revenue...................   1,997,052    1,335,592    326,487    758,954      58,676       4,476,761
     Operating Profit................     144,793       35,857     60,068     74,248     (57,754)**      257,212
     Identifiable Assets.............   3,325,112      774,260    163,081    620,851     358,397       5,241,701
     Depreciation, Amortization and
       Cost of Company Timber
       Harvested.....................     228,268       40,320      8,891     26,392       6,747         310,618
     Capital Expenditures............     198,368       41,540     34,589     57,627       5,102         337,226
                                       ----------   ----------   --------   --------   ---------     ------------
1996
     Sales to Customers..............  $1,313,226   $1,402,602   $281,467   $700,662   $ 315,240      $4,013,197
     Intersegment Sales..............     659,096        9,930         72      --       (669,098)*       --
                                       ----------   ----------   --------   --------   ---------     ------------
     Total Revenue...................   1,972,322    1,412,532    281,539    700,662    (353,858)      4,013,197
     Operating Profit................     170,623       43,739     43,360     66,500     (71,683)**      252,539
     Identifiable Assets.............   3,318,008      702,698    139,040    579,380     357,181       5,096,307
     Depreciation, Amortization and
       Cost of Company Timber
       Harvested.....................     225,262       38,056      7,209     22,065       5,865         298,457
     Capital Expenditures............     235,303       60,393     27,110     54,925       8,712         386,443
                                       ----------   ----------   --------   --------   ---------     ------------
1995
     Sales to Customers..............  $1,714,009   $1,515,694   $283,594   $666,794   $  31,618      $4,211,709
     Intersegment Sales..............     852,589       11,317         71        150    (864,127)*       --
                                       ----------   ----------   --------   --------   ---------     ------------
     Total Revenue...................   2,566,598    1,527,011    283,665    666,944    (832,509)      4,211,709
     Operating Profit................     750,239       51,437     32,697     74,545     (67,529)**      841,389
     Identifiable Assets.............   3,338,311      719,124    118,118    494,865     167,925       4,838,343
     Depreciation, Amortization and
       Cost of Company Timber
       Harvested.....................     215,247       35,503     12,012     20,497       4,479         287,738
     Capital Expenditures............     141,598       55,861     27,775     37,261       4,304         266,799
                                       ----------   ----------   --------   --------   ---------     ------------

------------

*  Elimination of Intersegment Sales.

** Includes intersegment eliminations and unallocated corporate, technology and engineering expenses of $60,482 in 1997, $65,242 in 1996, and $61,491 in
   1995. 1996 includes a $39.4 million special charge relating to restructuring costs and asset write downs. If this amount had been allocated to segment operating profits in 1996, Paper and Paperboard operating profits would have been $152.9 million, Packaging operating profits would have been $37.2 million, Wood Products operating profits would have been $43.4 million, Chemical operating profits would have been $64.7 million, and Corporate Items operating loss would have been $45.6 million.

16. SUBSEQUENT EVENT (UNAUDITED)

     On November 23, 1998, the Boards of Directors of Union Camp Corporation and International Paper Company approved a merger of the two companies through an exchange of Union Camp shares for International Paper shares valued at approximately $4.9 billion. The transaction, which is expected to be finalized early in the second quarter of 1999, is subject to shareholder approval. The merger is expected to be accounted for as a pooling of interests.

SHIPMENTS

                                                          1997        1996        1995        1994        1993
                                                        ---------   ---------   ---------   ---------   ---------
                                                                               (UNAUDITED)

Paper and Board Products -- Tons
Primary Mill Shipments
  Kraft Paper and Board...............................    930,109     755,440     823,585     666,378     663,356
  Bleached Paper and Board*...........................  1,374,592   1,366,668   1,318,661   1,321,152   1,257,569
                                                        ---------   ---------   ---------   ---------   ---------
Total Mills...........................................  2,304,701   2,122,108   2,142,246   1,987,530   1,920,925
                                                        ---------   ---------   ---------   ---------   ---------
     Converter Shipments
     Flexible Packaging...............................    187,643     178,817     182,095     274,695     265,810
     Containers.......................................  1,172,325   1,161,436   1,150,054   1,180,137   1,088,875
     Other............................................      9,807      11,054      10,826      10,242      15,645
                                                        ---------   ---------   ---------   ---------   ---------
     Total Converted..................................  1,369,775   1,351,307   1,342,975   1,465,074   1,370,330
                                                        ---------   ---------   ---------   ---------   ---------
          Total Paper and Board Products..............  3,674,476   3,473,415   3,485,221   3,452,604   3,291,255
                                                        ---------   ---------   ---------   ---------   ---------
Wood Products
  Lumber-M Board Feet.................................    523,429     488,938     476,711     462,978     463,216
  Plywood-M Square Feet...............................    203,287     201,653     232,191     226,678     227,235
  Particleboard-M Square Feet.........................    109,227     106,155      96,801     100,794      99,724
                                                        ---------   ---------   ---------   ---------   ---------

------------

*  Years 1997-1993 include 113,727, 101,497, 116,564, 100,574, and 87,454 tons of market pulp, respectively.

PAPER AND PAPERBOARD-MILL PRODUCTION AND CAPACITY

                                                PRODUCTION CAPACITY
                                         ----------------------------------
               LOCATION                     1997               1998                  PRINCIPAL PRODUCTS
--------------------------------------   -----------    -------------------    -------------------------------
                                                (THOUSANDS OF TONS)
                                                    (UNAUDITED)

Prattville, AL........................           984               985         Linerboard
                                                                               Linerboard; Kraft Paper;
Savannah, GA..........................         1,189             1,250         Saturating Kraft
                                         -----------    -------------------
  Kraft Paper and Board...............         2,173             2,235
                                         -----------    -------------------
                                                                               Printing and Writing Papers;
  Eastover, SC........................           727               750         Market Pulp
                                                                               Printing and Writing Papers;
                                                                                 Coated and Uncoated Board;
  Franklin, VA........................           800               785         Recycled Fiber
                                         -----------    -------------------
  Bleached Paper and Board............         1,527             1,535
                                         -----------    -------------------
          Total.......................         3,700             3,770
                                         -----------    -------------------
                                         -----------    -------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    AMENDED
                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Index of financial statements

     The following financial statements are included at the indicated page in this Annual Report on Form 10-K:

                                                                                                  PAGE
                                                                                                  ----

Consolidated Income for the years ended December 31, 1997, 1996 and 1995.......................    10
Consolidated Balance Sheet -- December 31, 1997 and 1996.......................................    11
Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995......    12
Notes to Consolidated Financial Statements.....................................................    13
Report of Independent Accountants..............................................................     9

   (3) All exhibits, including those incorporated by reference:

23     Consent of Independent Accountants.
27.1   Financial Data Schedule -- Annual Period Ended December 31, 1997.
27.2   Financial Data Schedule -- Restated for Annual Period Ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNION CAMP CORPORATION

Date: March 29, 1999           /s/ John F. Haren
                               .........................................................
                               John F. Haren
                               Controller
                               (Principal Accounting Officer)