Form 10-Q/A
period 1998-09-30
UNION CAMP CORP
filed 1999-03-29
CIK 100783

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A-1

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

                             UNION CAMP CORPORATION

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----
Part I.        FINANCIAL INFORMATION*

               Item 1.       Financial Statements.                          2

               Item 2.       Management's Discussion and                    8
                             Analysis of Financial Condition
                             and Results of Operations.

Part II.       OTHER INFORMATION

               Item 1.       Legal Proceedings                             13

               Item 5.       Other Information                             13

               Item 6.       Exhibits and Reports on Form 8-K.             14

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

                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements.

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                       ($ in thousands, except per share)



                                                                      QUARTER ENDED                     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                             --------------------------------    -------------------------------
                                                                  1998              1997              1998              1997
                                                                  ----              ----              ----              ----

NET SALES                                                    $ 1,107,305       $ 1,126,902       $ 3,385,948       $ 3,289,618

Costs and other charges:
   Cost of products sold                                         852,705           849,318         2,586,823         2,505,991
   Selling and administrative expenses                           132,077           125,165           380,014           377,134
   Depreciation, amortization, and cost of timber harvested       79,314            77,064           234,635           232,505
   Special charge                                                 39,750                --            39,750                --
                                                             -----------       -----------       -----------       -----------

      Income from operations                                       3,459            75,355           144,726           173,988
                                                             -----------       -----------       -----------       -----------

Gross interest expense                                            31,569            31,852            95,989            95,067
   Less capitalized interest                                      (3,580)           (2,922)           (8,665)           (7,114)
Other (income) expense - net                                       1,856            (1,084)            2,604            (2,619)
                                                             -----------       -----------       -----------       -----------


      Income (loss) before income taxes and minority interest    (26,386)           47,509            54,798            88,654
                                                             -----------       -----------       -----------       -----------

Income taxes:
   Current                                                        (7,979)           12,620            15,008            20,480
   Deferred                                                          683             4,431             7,902            11,794
                                                             -----------       -----------       -----------       -----------
     Total income taxes                                           (7,296)           17,051            22,910            32,274
                                                             -----------       -----------       -----------       -----------

Minority interest (net of tax)                                    (2,731)           (2,899)           (8,177)           (8,592)
                                                             -----------       -----------       -----------       -----------

      NET INCOME (LOSS)                                      $   (21,821)      $    27,559       $    23,711       $    47,788
                                                             ===========       ===========       ===========       ===========


Basic earnings (loss) per share:                                  ($0.32)            $0.40             $0.34             $0.69

Diluted earnings (loss) per share:                                ($0.32)            $0.40             $0.34             $0.69

Dividends per share                                                $0.45             $0.45             $1.35             $1.35


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

                             UNION CAMP CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                ------------------------------------------------------------------
                                                                                 1998                                   1997
                                                                                 ----                                   ----

Cash Provided By (Used For) Operations:
  Net income                                                                       $23,711                                $47,788
  Adjustments to reconcile net income
   to cash provided by operations:
     Depreciation, amortization, and cost of company
      timber harvested                                                             234,635                                232,505
     Deferred income taxes                                                           7,902                                 11,794
     Special charge                                                                 39,750                                      -
     Other                                                                          30,136                                 21,572

     Changes in operational assets and liabilities:
       Receivables                                                                  63,033                                (38,422)
       Inventories                                                                 (43,036)                                (5,128)
       Other assets                                                                  1,248                                  5,168
       Accounts payable, taxes and other liabilities                               (40,401)                                (2,301)
                                                                             --------------                         --------------

         Cash Provided By Operations                                               316,978                                272,976
                                                                             --------------                         --------------

Cash (Used For) Provided By Investment Activities:
  Capital expenditures:
     Plant and equipment                                                          (164,011)                              (213,828)
     Timberlands                                                                   (22,735)                               (25,645)
  Payments for acquired businesses                                                       -                                (13,890)
  Other                                                                            (29,234)                                19,253
                                                                             --------------                         --------------
                                                                                  (215,980)                              (234,110)
                                                                             --------------                         --------------

Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                                                46,905                                 57,482
  Repayments of long-term debt                                                     (59,464)                               (15,206)
  Proceeds from the issuance of long-term debt                                      21,501                                 10,000
  Common stock repurchases                                                         (13,002)                                     -
  Dividends paid                                                                   (93,532)                               (93,681)
                                                                             --------------                         --------------
                                                                                   (97,592)                               (41,405)
                                                                             --------------                         --------------

Effect of exchange rate changes on cash                                               (571)                                (1,680)
                                                                             --------------                         --------------

Increase (decrease) in cash and cash equivalents                                     2,835                                 (4,219)

Balance at beginning of year                                                        34,878                                 44,917
                                                                             --------------                         --------------

Balance at end of period                                                           $37,713                                $40,698
                                                                             ==============                         ==============

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                           $90,119                                $94,946
    Income taxes                                                                   $30,536                                $22,304



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

Note 2. During the third quarter of 1998, the company recorded a $39.8 million pre-tax non-recurring special charge ($26.4 million after-tax) to operating income. Included in the charge was $31.7 million for employee termination benefits related to the elimination of approximately 540 positions, and $8.1 million for asset write downs. Included in the severance program are approximately 190 positions eliminated through a re-organization and restructuring of the company's research and development activities; the elimination of 190 positions through the consolidation of the Packaging Group's administrative support functions, and about 160 positions through a series of organizational changes.
          Substantially all of the 540 positions are expected to be eliminated by the end of 1999; however, the announced merger with International
          Paper Company may affect timing.

          The asset write downs were principally attributable to the impairment of goodwill specific to two packaging businesses. In 1990, Union Camp acquired Chase Packaging Corporation. As part of this acquisition,
          Union Camp recorded goodwill of $14.5 million. Subsequently, several of the acquired Chase facilities were sold or closed. Union Camp wrote off a pro-rata share of goodwill with each sale. In the third quarter of 1998, after an ongoing pattern of declining operating performance over several years at the remaining three Chase facilities, management assessed the carrying value of the goodwill and wrote off the remaining $5.4 million. The other write-off is associated with Union Camp's 1996 purchase of a 50% interest in a packaging plant in Turkey. The operation has resulted in Union Camp incurring losses of $2.5 million for the full year 1997 and $1.4 million for the nine months ended September 30,
          1998. Upon reviewing the historical and projected operating results for the business, management concluded that expected future cash flows did not support the carrying value of this asset and wrote off $1.2 million.

Note 3. Also included in third quarter 1998 income from operations are two significant charges. The company recorded an $8.7 million reserve for a potential loss relating to an outstanding trade receivable and loan guarantee for a customer with questionable future cash flows. (See note
          7 below). Additionally, during the quarter the company recorded higher than normal environmental/OSHA remediation expenses of $6 million.
          These charges totaling $14.7 million, previously included in the special charge, have been reclassified; $6 million to "Cost of Products
          Sold" and $8.7 million to "Selling and Administrative Expenses."

Note 4. The increase in "Other Current Assets" from December 31, 1997 is due to the reclassification of $14.3 million to assets held for resale from plant and equipment.



Note 5. Included in "Current Liabilities" are $169 million and $113 million of commercial paper borrowings at September 30, 1998 and year-end 1997, respectively.

Note 6.   Included in "Other Liabilities and Minority Interest" at September 30,
          1998 and year-end 1997 are $98.2 million and $90.0 million, respectively, representing the minority interest in Union Camp's 68% owned subsidiary, Bush Boake Allen.

Note 7. The company has guaranteed loans of up to $30 million made by a financial institution to non-controlled entities. Each of the loan guarantees has a term of four years or less and is secured by the entity's assets or, in the case of one borrower, contains contractual rights to obtain possession of stock in the business. The terms of one guaranteed loan for $15 million made to a customer of the company require a principal payment of $3.75 million during the fourth quarter of 1998. In addition, this same customer has a $15 million past due trade account receivable owed to the company. The customer's recent results of operations and anticipated cash flows indicate that it is doubtful that its obligations relative to the loan guaranteed by the company and the past due receivable will be fully met. As a result, the company has estimated the potential for loss and recorded an $8.7 million charge as a reserve in the third quarter. Including previously recorded amounts, the total reserve was $10.7 million as of September 30, 1998. On-going events and future business conditions may require the company to record additional charges.

Note 8. Earnings per share are computed on the basis of the average number of common shares outstanding:



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



Note 9. Certain amounts have been reclassified for 1997 to conform with the 1998 presentation.

Note 10. On November 23, 1998, the Boards of Directors of Union Camp Corporation and International Paper Company approved a merger of the two companies through an exchange of Union Camp shares for International Paper shares valued at approximately $4.9 billion. The transaction, which is expected to be finalized early in the second quarter of 1999, is subject to shareholder approval. The merger is expected to be accounted for as as a pooling of interests.




            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

For the third quarter of 1998, the company recorded a net loss of $21.8 million or $.32 per share (diluted). Included in the company's third quarter results was a special, non-recurring charge amounting to $39.8 million pre-tax ($26.4 million or $.38 per share after-tax). The special charge represents the cost of a series of restructuring and reorganization actions to further improve profitability. Included in the charge was $31.7 million for employee severance costs related to the elimination of approximately 540 positions, and $8.1 million for asset write downs.

Included in the severance program are approximately 190 positions eliminated through a re-organization and restructuring of the company's research and development activities; the elimination of 190 positions through the consolidation of the Packaging Group's administrative support functions, and about 160 positions through a series of organizational changes. Substantially all of the 540 positions are expected to be eliminated by the end of 1999.

The asset write downs were principally attributable to the impairment of goodwill specific to two packaging businesses. In 1990, Union Camp acquired Chase Packaging Corporation. As part of the acquisition, Union Camp recorded goodwill of $14.5 million. Subsequently, several of the acquired Chase facilities were sold or closed. Union Camp wrote off a pro-rata share of goodwill with each sale. In the third quarter of 1998, after an ongoing pattern of declining operating performance over several years at the remaining three Chase facilities, management assessed the carrying value of the assets and wrote off the remaining $5.4 million of goodwill. The other write-off is associated with Union Camp's 1996 purchase of a 50% interest in a packaging plant in Turkey. The operation has resulted in Union Camp incurring losses of $2.5 million and $1.7 million in 1997 and 1998, respectively. Upon reviewing the historical and projected operating results for the business, management concluded that expected future cash flows did not support the carrying value of the goodwill.

Also included in third quarter 1998 earnings are two significant charges. The company recorded an $8.7 million reserve for a potential loss relating to an outstanding trade receivable and loan guarantee for a customer with questionable future cash flows. Additionally, during the quarter, the company recorded higher than normal environmental/OSHA remediation expenses of $6 million. These charges totaling $14.7 million, previously included as part of the special charge, have been reclassified; $6 million to "Cost of Products Sold" and $8.7 million to "Selling and Administrative Expenses".

Third quarter net income before the effects of the special charge was $4.6 million or $.07 per share (diluted), compared with $27.6 million or $.40 per share (diluted) for the third quarter of last year. The earnings decrease from the prior year reflects a combination of lower average selling prices for uncoated free sheet and lumber, higher wood costs, as well as a drop-off in linerboard shipments, which was partially offset by higher average selling prices for linerboard and overall production efficiencies.

Net income for the first nine months of 1998 was $23.7 million or $.34 per share (diluted), compared with $47.8 million or $.69 per share (diluted) for the same period last year. Operating income for the first nine months of 1998 was $184.5 million, before the effects of the special charge, which was a 6% increase above the $174.0 million reported for the first nine months of 1997. Although earnings before the special charge improved over the comparable prior year period, the economic turmoil in Asia significantly impacted the worldwide supply/demand balance during 1998, thereby affecting the markets and demand for the company's core products.

In comparison to the second quarter of this year, third quarter net income before the effects of the special charge decreased by $41 million. Third quarter income from operations before the special charge declined by 31% from this year's second quarter. During this year's third quarter, industry wide excess inventory levels have resulted in declining prices for all of the company's major products. In recognition of these weaker markets, the company took approximately 100,000 tons of downtime primarily in its linerboard mills during the third quarter of this year. The earnings decline from the second quarter of this year primarily reflects the impact of downtime taken at one paper mill and weakness in prices primarily for uncoated free sheet and linerboard.

Net sales for the third quarter were $1.1 billion, down slightly from the previous year's comparable quarter, as well as this year's second quarter. Overall, total paper products shipments were down 6% from last year's third quarter.

                                                      Third                 Third
Operating Profit by Segment ($000)                 Quarter 1998         Quarter 1997
----------------------------------                ---------------      ---------------
Paper and Paperboard                                $     25,216         $     45,674
Packaging Products                                         6,626                6,424
Wood Products                                              4,281               18,776
Chemical                                                  16,500               20,255
Corporate Items and Eliminations*                        (49,164)             (15,774)
                                                  ---------------      ---------------
Income from Operations                              $      3,459         $     75,355
                                                  ===============      ===============

*Current year results include a special charge of $39.8 million pre-tax.


Operating income for the Paper and Paperboard segment in the third quarter of 1998 was $25.2 million, compared to $45.7 million reported for the third quarter of last year. The decline in operating profit was primarily attributable to an $8.7 million reserve for a potential loss relating to an outstanding trade receivable and loan guarantee for a customer with questionable future cash flows in addition to lower average selling prices for uncoated free sheet, decreased shipments of domestic and export linerboard, and higher wood costs, all of which were partially offset by higher average selling prices for domestic and export linerboard. Compared with last year's third quarter, domestic and export linerboard shipments decreased by 10% and 32%, while shipments of uncoated free sheet remained level with last year. Third quarter average selling prices for uncoated free sheet decreased 6%, while average selling prices for domestic and export linerboard increased 14% and 1% respectively, versus last year's comparable period. Compared to the preceding quarter, uncoated free sheet prices declined 6%, and domestic and export linerboard prices declined 4% and 7%, respectively.

Packaging Products segment operating income was $6.6 million for the third quarter of 1998, compared with $6.4 million for last year's comparable quarter. Earnings increased slightly due to improved performances in the flexible packaging and folding carton operations, which were partially offset by lower margins within both the domestic and international corrugated container businesses in addition to higher than normal environmental/OSHA remediation expenses. During the third quarter of 1998, the company recognized a $1.5 million gain on the sale of its Lakeland, Florida container operation. Earlier this year, the company decided to sell its Newtown, Connecticut plant as an ongoing operation. The book value of this asset has been reclassified into assets held for resale, which is included within other current assets.

The company's other business groups reported decreased operating income compared with last year's third quarter. The Wood Products segment reported third quarter earnings of $4.3 million, a significant decrease from last year's third quarter, due largely to a 16% decrease in the average selling price of lumber from the third quarter of 1997, higher wood stumpage costs, as well as start up expenses associated with the company's new laminated veneer lumber plant. These factors were partially offset by an increase in particleboard shipments of 4%, compared with last year's comparable period. The earnings decline in the Chemical segment resulted from a significant decrease in operating profits in the Chemical Products business due to the unfavorable impact of exchange rates, the economic slowdown in the Asia Pacific region, higher fixed costs, and lower average selling prices in addition to higher than normal environmental/OSHA remediation expenses. Although unfavorable currency exchange rates and the Asia Pacific economic slowdown also negatively impacted the company's Bush Boake Allen business, the effectiveness of cost control programs more than offset the negative impact.

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

In the third quarter of 1998, the Board of Directors increased the amount of common stock that the company is authorized to repurchase by 5 million shares. Prior to the increased authorization, the existing repurchase program had about
1.2 million shares remaining to be purchased. With this action, the shares authorized for repurchase increased to approximately 6.2 million. During the first nine months of 1998, the company repurchased 276,800 shares for approximately $13.0 million. At its meeting November 23, 1998, the Board of Directors rescinded the authorization to repurchase up to 5 million shares of the company's common stock. The prior authorization, which had been approved in June 1995, was terminated in March 1999 as to any further repurchase.

During the third quarter of 1998, the company continued to negotiate the conversion of a $15 million past due trade account receivable to an interest bearing note which would mature in 2001. In addition, the company previously guaranteed a loan from a financial institution on behalf of this customer for $15 million, which is payable in four equal annual installments commencing in the fourth quarter of 1998. The customer's recent results of operations and anticipated cash flows indicate that it is doubtful that its obligations relative to the loan guaranteed by the company and the past due receivable will be fully met. As a result, the company has estimated the potential for loss and recorded an $8.7 million charge as a reserve in the third quarter. Including previously recorded amounts, the total reserve was $10.7 million as of September 30, 1998. On-going events and future business conditions may require the company to record additional charges. The company has security interests in the customer's assets and is in contact with the customer regarding its prospects and results of operation.

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

Item 6.   Exhibits and Reports on Form 8-K.

          a)   Exhibits.


               No.                 Description
               ---                 ------------
               3.2                 Bylaws of Union Camp
                                   Corporation through October
                                   27, 1998 (filed as an exhibit
                                   to the Quarterly Report on
                                   Form 10-Q filed November 13, 1998
                                   and incorporated herein by
                                   reference).

               10.1                Union Camp Corporation
                                   Supplemental
                                   Retirement Income Plan for
                                   Executive Officers (filed as
                                   an exhibit to the Quarterly
                                   Report on Form 10-Q filed
                                   November 13, 1998 and
                                   incorporated herein by
                                   reference).

               10.2                Union Camp Corporation
                                   Severance Policy for Key
                                   Employees (filed as an
                                   exhibit to the Quarterly
                                   Report on Form 10-Q filed
                                   November 13, 1998 and
                                   incorporated herein by
                                   reference).

               27                  Restated Financial Data schedule.


          b)   Reports on Form 8-K.

               No Current Report on Form 8-K was filed by the Registrant during the third quarter of 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendement report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  UNION CAMP CORPORATION
                                           -------------------------------------
                                                       (Registrant)



Date:    March 29, 1999                    /S/ John F. Haren
                                           -------------------------------------
                                           CONTROLLER