Form 10-K405
period 1998-12-31
UNION CAMP CORP
filed 1999-03-31
CIK 100783

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended          Commission File
                   DECEMBER 31, 1998               NUMBER 1-4001

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

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
       Title of Each Class                  on Which Registered
       -------------------                  -------------------
       Common Stock, $1 par value.........New York Stock Exchange;
                                            The Pacific Exchange
       Preferred Stock Purchase Rights....New York Stock Exchange;
                                            The Pacific Exchange
       8 5/8% Sinking Fund
         Debentures Due April 15, 2016....New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 4, 1999, 69,801,823 shares of Registrant's Common Stock, $1 par value, were outstanding. On March 4, 1999, the closing price per share for the Common Stock as reported on the Composite Tape for issues listed on the New York Stock Exchange was $63.50 and the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $4,420,589,901.

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

     On November 24, 1998, Union Camp and International Paper Company announced that they had entered into a merger agreement pursuant to which Union Camp would be acquired by International Paper. The proposed transaction is a stock for stock exchange. It is subject to approval by the shareholders of both Union Camp and International Paper. Required antitrust clearances from the U.S. Department of Justice and the European Commission have been received.

     Union Camp's principal business segments are the manufacture and sale of paperboard and packaging, fine paper and wood products, the production and sale of chemicals, including flavors and fragrances, and the distribution of business and printing papers and related products. The company operates four large paper mills at Savannah, Georgia, Prattville, Alabama, Franklin, Virginia and Eastover, South Carolina. They are integrated in that the pulp required to support paper manufacturing is produced at the mill sites.

     The mills use sulfate pulping chemistry, also referred to as the kraft process. Both hardwood and pine timber are used at all four mills. Approximately 34% of the company's wood pulp production utilizes timber harvested from lands owned or controlled by the company. Timber use at the Prattville, Savannah and Franklin mills is supplemented with recycled waste paper acquired from others and the company's converting plants.

     Information about the company's research and development costs appears under the caption "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on page 37 herein and is incorporated by reference in this Item 1. In September 1998, the company announced its decision to close its principal corporate research and development facility in Princeton, New Jersey in order to significantly reduce the cost of corporate research and development activity. Most of the approximately 190 positions at the Princeton facility were eliminated in the fourth quarter of 1998. Future research and development will be pursued by each business unit in a more decentralized and focused way.

     Revenue, operating profits and other financial data for the principal business segments and for the foreign and domestic operations and the dollar amounts of export sales of Union Camp for the years ended December 31, 1998, 1997 and 1996 appear in Note 13 of Notes to Consolidated Financial Statements on pages 55 to 57 herein. The international operations of Union Camp and its subsidiaries are subject to the risks of doing business abroad, including currency fluctuations, foreign government regulation and changes in political environments.

     During 1998, Union Camp's consolidated sales and operating profit were generated primarily by domestic operations.

PAPERBOARD AND PACKAGING

     The Paperboard and Packaging segment consists of the mills in Savannah, Georgia and Prattville, Alabama that produce kraft paper and linerboard, the woodlands that support these mills and the company's corrugated container, flexible packaging and folding carton manufacturing plants.

     The Savannah, Georgia mill produces kraft linerboard and paper, including saturating kraft, a specialized paper which is used by others as core material for decorative and industrial laminates. Kraft paper is used primarily in the manufacture of multiwall bags and kraft linerboard is used primarily in the manufacture of corrugated shipping containers. There are six machines at the Savannah mill. In 1998 production at the Savannah mill was approximately 1.05 million tons.

     The two paper machines at the Prattville, Alabama mill produce kraft linerboard, and in 1998, production at the Prattville mill was approximately 950 thousand tons.

     In 1998, the Savannah and Prattville mills produced approximately 2.0 million tons of kraft paper and linerboard, about 57% of which was converted by the company into packaging products and essentially all of the rest was sold to others for conversion into similar products. Kraft linerboard and paper production capacity for 1999 is estimated to be approximately 2.3 million tons.

     Union Camp's Container Division produces corrugated and solid fibre containers used to ship and store canned, bottled and packaged products for a wide variety of customers, including food processors and textile, furniture, chemical and automotive manufacturers.

     The International Packaging Division manufactures corrugated containers at wholly-owned, consolidated subsidiaries in Chile, Spain, the Republic of Ireland and Puerto Rico. Union Camp holds a 30% interest in Zucamor S.A., Argentina's leading independent corrugated container company, which it purchased during 1994. The company has a joint venture in Turkey with KAV Orman Sanayii A.S., a subsidiary of KOC Holding Company, one of the world's largest industrial companies, to operate a corrugated container plant serving agricultural and industrial markets in Turkey. In August 1997, a consolidated joint venture corrugated container plant in Guangzhou, Peoples Republic of China commenced operations. A second joint venture container plant is under construction in the Peoples Republic of China. This plant, located in Chengdu, is scheduled to begin operations during 1999.

     Union Camp's Flexible Packaging Division produces multiwall and consumer bags used to package cement, feed, fertilizer, clay, pet food, chemical and mineral products and specialty bags used in packaging pet food, charcoal, produce, sugar, flour, seed, coffee, cookies, microwaveable popcorn and other miscellaneous items. Union Camp also produces linear low density plastic products including film for consumer applications and for industrial applications, such as plastic shipping sacks to package salt, bark, soil, insulation, resins and chemicals. The company owns 75% of the capital stock of Puntapel, S.A., which is located in San Luis, Argentina and manufactures multiwall bags used primarily to package cement, flour, feed and sugar.

     The company's Folding Carton Division operates three plants which produce cartons with high quality gravure and lithographic printing, which are used principally by the cosmetics and toiletries industries for shelf packaging in retail stores.

FINE PAPER

     The Fine Paper segment consists of the mills in Franklin, Virginia and Eastover, South Carolina and the woodlands that support these mills.

     The Franklin, Virginia mill produces uncoated free sheet which is sold in roll and sheet form. These sales are to converters who use uncoated free sheet primarily to make envelopes and forms, to merchant distributors, retail stores and major end users who use it in business communications, printing, direct response mail and reprographic use. The mill also produces coated and uncoated bleached board which is sold for a variety of end uses, such as publishing, greeting cards, book covers and advertising and promotional printing. There are four paper machines and two board machines at this mill. In 1998, production at the Franklin mill was approximately 780 thousand tons.

     The Franklin mill includes a recycled (deinked) pulp facility. The deinked facility removes ink from office waste paper and produces recycled pulp for the manufacture of recycled content white paper and board. Recycled content paper is sold as Union Camp branded products such as Collage'TM'and Great White'TM'.

     The Eastover, South Carolina mill produces uncoated free sheet which, is sold to others in roll form for the same end uses as the Franklin mill's production. The two-machine Eastover mill has an excess of pulp capacity which is used together with an on-site pulp dryer to produce bleached pulp for sale to others in domestic and international markets. In 1998, production at the Eastover mill was approximately 710 thousand tons.

     In 1998, Union Camp sold about 33% of its fine paper and bleached paperboard production in converted or sheet form. This includes approximately 1.5% converted by its own plants into folding cartons, bags and envelopes. Production capacity for 1999 for the Fine Paper segment is estimated to be approximately 1.5 million tons.

     A new business unit of the Fine Paper Division called the Great White Consumer Products'TM' unit sells branded business and computer paper products manufactured at the Franklin and Eastover mills as well as specialty coated and colored paper products produced by others to office superstores, mass merchandisers and other retailers.

DISTRIBUTION

     The Alling & Cory Company, a distributor of business communications and printing papers, industrial packaging and business products with its headquarters in Rochester, New York, is a wholly owned subsidiary of the company. Alling & Cory operates 15 distribution centers and 20 retail paper shops in Maryland, New Jersey, New York, Ohio, Pennsylvania, Virginia and West Virginia. Alling & Cory's wholly owned subsidiary, the Alcor Envelope Company, Inc. operates an envelope converting facility in Hamburg, New York. Alling & Cory employs approximately 1,200 people.


WOOD PRODUCTS

     Union Camp produces southern pine lumber, plywood and particleboard. Its wood products mills have the capacity to produce 568 million board feet of lumber, 230 million square feet (3/8" basis) of plywood and 112 million square feet (3/4" basis) of particleboard annually. Union Camp's wood products mills (except for a new facility for the production of engineered wood known as laminated veneer lumber) produced at 97% of capacity in 1998. Its wood products are used in home construction and industrial markets such as furniture, cabinets and fixtures. The wood products mills also produce significant quantities of wood chips for use in Union Camp's papermaking operations.

     The company's newest facility, a laminated veneer lumber and I-joist manufacturing plant, adjacent to its existing veneer plant in Thorsby, Alabama started operations on schedule in the third quarter of 1998 and is completing its start-up. The facility is expected to reach its full performance level by the end of second quarter of 1999. Products from the facility are used in home and building construction markets.


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

     In 1994, Bush Boake Allen made an initial public offering of 32% of its outstanding common stock. Union Camp owns the remaining 68% of the stock.

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

CAPITAL EXPENDITURES

     Information about Union Camp's 1998 and estimated 1999 capital expenditures appears on page 38 of this report under the caption "Capital Expenditures" (and is incorporated by reference in this Item 1).

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

     Union Camp chemicals are sold worldwide with most sales being made to customers in the United States and European Economic Community countries. Through various overseas subsidiaries and related companies of Bush Boake Allen, Union Camp sells in the worldwide markets for flavors and fragrances and related products. Chemical products generally are sold directly to industrial users and to a lesser extent through agents and distributors. During 1998, Union Camp's chemical exports from the United States were about 7.1% of the total chemical sales of Union Camp and its subsidiaries. In addition, approximately 53.5% of such total chemical sales originated from the production facilities of subsidiaries located outside the United States.

     In 1998, Union Camp sold in the export market approximately 14% of its production of paper and paperboard.

COMPETITION

     All of Union Camp's products are sold in highly competitive markets in which there are many large and well-established companies, of which Union Camp is one. Competition in each of Union Camp's markets is based on price, quality of product, service and product innovation.


TIMBER RESOURCES

     The basic raw material for Union Camp's business is timber, a renewable resource. Union Camp controls approximately 1,564,000 acres of timberlands in Georgia, Alabama, Virginia, Florida, North Carolina, and South Carolina, of which approximately 1,532,000 acres are owned by the company and the balance is held under long-term leases. In 1998, Union Camp obtained approximately 44% of its total timber requirements from its own timberlands and purchased the balance from others.

     Union Camp operates its timberlands on a sustained yield basis. Union Camp began reforestation on its timberlands in the mid-1950's and now has approximately 936,000 acres in plantation growth. It planted about 59,000 acres under the plantation program in 1998 and expects to plant approximately 63,000 acres in 1999. These plantation programs result in increased yield per acre. The current growing cycle for most of Union Camp's plantations averages between 23 and 28 years. Union Camp anticipates that for the foreseeable future there will be an adequate supply of timber for its operations from its own lands and other sources.


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

     Union Camp invested approximately $17 million in environmental control facilities in 1998 and approximately $123 million over the past five years. Over the next two years, it is estimated that environmental control expenditures will average approximately 10% of projected capital spending. Environmental control expenditures utilize capital and may increase operating and financing costs. To that extent, they have an adverse impact on earnings.

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

     In August 1992, Union Camp entered into a Consent Order with Region V of the U.S. Environmental Protection Agency (the "EPA") to conduct an investigation to ascertain existing conditions at the company's Dover, Ohio facility under the Resource Conservation and Recovery Act. The company submitted a final risk assessment and site investigation report in late 1996 which was approved with modifications by the EPA. In September 1998, the EPA issued a Statement of Basis, which is its proposed remedy for the site. In particular, the EPA indicated that it would require Union Camp to cap or cover many solid waste management units. Union Camp's position is that capping some of the units is an inappropriate remedy since other equally protective remedies are available at substantially reduced costs. The company submitted a corrective measures study to the EPA with its recommendations for corrective action. On the basis of the information presently available to it, Union Camp believes that remedial action required as a result of the investigation will not result in a material adverse effect on its business or financial condition.

EMPLOYEES

     Union Camp and its subsidiaries employ approximately 18,300 people, approximately 36% of whom are represented by a total of 60 unions under collective bargaining agreements. Contracts involving approximately 2,000 hourly employees were concluded during

1998. Contracts involving approximately 780 hourly employees are subject to renegotiation and renewal in 1999. Union Camp believes that its relationship with its employees is favorable and it has not experienced a strike at any major facility since 1974.


ITEM 2. PROPERTIES

     Union Camp's mills and plants, domestic and foreign, are at the locations listed below and primarily produce the items described in the heading for each group. Union Camp's corporate headquarters are in Wayne, New Jersey. Except for a few facilities which in the aggregate are not material, Union Camp owns all of the following mills and plants, in some cases subject to financing leases or similar arrangements.


                        PAPERBOARD AND PACKAGING SEGMENT

Kraft Paper and Linerboard

     The two mills located at the sites listed below are the segment's principal facilities. Item 1 of this report provides information regarding their general character, including the products they produce, their productive capacity and the extent of utilization.

                               Prattville, Alabama
                               Savannah, Georgia

                               CONTAINER DIVISION

Corrugated Containers

     The plants listed below use a corrugator to manufacture corrugated sheets by gluing a fluted paperboard material called medium between two or more flat facings of linerboard. These corrugated sheets are then sold or made into boxes or corrugated containers in a separate operation at these plants. During 1998, the company decided to exit the Central Florida corrugated container market and, therefore, sold its Lakeland, Florida container plant and its Eaton Park, Florida finishing plant as ongoing operations. The company's Newtown, Connecticut container plant was sold as an ongoing operation in December 1998.

         Ashbourne, Republic of Ireland     La Laguna, Tenerife, Spain
         Atlanta, Georgia                   Las Palmas de Gran Canaria, Spain
         Auburn, Maine                      Madrid, Spain
         Bayamon, Puerto Rico               Morristown, Tennessee
         Chicago, Illinois                  Rancagua, Chile
         Decatur, Alabama                   Richmond, Virginia
         Gandia, Spain                      San Antonio, Texas
         Guangzhou, P.R.C.                  Savannah, Georgia
         Hanford, California                Spartanburg, South Carolina
         Houston, Mississippi               Washington, Pennsylvania
         Kalamazoo, Michigan
         Lafayette, Louisiana

Finishing

     The plants listed below use equipment that converts corrugated sheets into boxes or laminates a printed sheet of paper to one panel of a box or applies a wax coating to a finished box.

         Conway, Arkansas                   Kings Mountain, North Carolina
         Edinburg, Texas                    Los Angeles, California
         Fort Worth, Texas                  Statesboro, Georgia
                                            West Deptford, New Jersey

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

                           FLEXIBLE PACKAGING DIVISION

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

Plastic Products

     The plants listed below produce polyethylene packaging and roll stock for packaging a variety of agricultural and industrial products and consumer items such as ice, salt, insulation, fertilizer, pet food, resin and towel and tissue.

                                Griffin, Georgia
                                Monticello, Arkansas
                                Tomah, Wisconsin

                             FOLDING CARTON DIVISION

Folding Cartons and Gravure Printing

     The plants listed below produce folding cartons with high quality gravure and lithographic printing which are used to package cosmetics, toiletries and fragrance products.

                              Clifton, New Jersey
                              Englewood, New Jersey
                              Moonachie, New Jersey

                               FINE PAPER SEGMENT

     The two mills located at the sites listed below are the segment's principal facilities. Item 1 of this report provides information regarding their general character, including the products they produce, their productive capacity and the extent of utilization.

                            Eastover, South Carolina
                            Franklin, Virginia

Paper Finishing

     The three converting plants listed below convert large rolls of paper produced by the company's fine paper mills into folio sheets for commercial printers and office size sheets for home and business use. A new converting plant called the Converting Innovation Center began operating in Franklin during 1997. This plant specializes in shorter cycle, smaller count retail oriented package design concepts.

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

     The facilities listed below are distribution centers which handle the distribution of more than 20,000 products and retail paper stores which sell fine writing and printing papers, janitorial products, magnetic media supplies and other selected office supplies under the name "The Paper Shop". All of the properties listed are leased by Alling & Cory except for the distribution centers in Buffalo and Syracuse, New York.

                              Distribution Centers

         Albany, New York                    Harrisburg, Pennsylvania
         Allentown, Pennsylvania             Marlton, New Jersey
         Baltimore, Maryland                 Pittsburgh, Pennsylvania
         Buffalo, New York                   Rochester, New York
         Cleveland, Ohio                     Scranton, Pennsylvania
         Erie, Pennsylvania                  Syracuse, New York
         Fairmont, West Virginia             Toledo, Ohio
         Hagerstown, Maryland

                               Retail Paper Shops

         Albany, New York                    Cheektowaga, New York
         Allentown, Pennsylvania             Cleveland, Ohio
         Bridgeville, Pennsylvania           Cranberry, Pennsylvania

         East Syracuse, New York             Pittsburgh, Pennsylvania
         Edison, New Jersey                  Rochester, New York
         Havertown, Pennsylvania             Scranton, Pennsylvania
         Malvern, Pennsylvania               Trenton, New Jersey
         Maple Shade, New Jersey             Utica, New York
         Middleburg Heights, Ohio            Willow Grove, Pennsylvania
         Philadelphia, Pennsylvania (2)

                              WOOD PRODUCTS SEGMENT

Lumber

     The sawmills listed below produce small timbers and/or dimension lumber and wood chips.

          Chapman, Alabama                   Meldrim, Georgia
          Folkston, Georgia                  Opelika, Alabama
          Franklin, Virginia                 Seaboard, North Carolina

Plywood

     The plants listed below produce veneer and/or plywood panels for sale primarily for industrial applications including furniture, truck trailers and sound equipment.

                                Chapman, Alabama
                                Thorsby, Alabama

Engineered Wood

     The plant listed below uses some veneer from Union Camp's two plywood facilities and purchase the remaining need from the outside sources. It produces LVL (laminated veneer lumber) and I-Joist, which is used primarily in the housing market.

                                Thorsby, Alabama

Particleboard

     The plant listed below uses wood shavings and other wood residues to produce particleboard which is cut to size and sold primarily to the furniture industry.

                               Franklin, Virginia

                             CHEMICAL GROUP SEGMENT

     The chemical industry segment has two operating units, Bush Boake Allen Inc. and the Chemical Products Division.

     The facilities listed below are part of Bush Boake Allen which produces aroma chemicals, flavors, fragrances, essential oils, spices and seasonings. The process used and products produced by each facility are shown below.

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

Guangzhou, China                       Flavors and Fragrances                Compounding

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
Bedlington, England                                  Ink, adhesive and coatings resins

Chester-le-Street, England                           Tall oil derivatives, ink and adhesive resins

Dover, Ohio                                          Ink and adhesive resins, plasticizers and esters

Savannah, Georgia                                    Tall oil derivatives, ink and adhesive resins

Valdosta, Georgia                                    Printing ink resins

     In addition, in the chemical industry segment, Union Camp has small consolidated subsidiary manufacturing (compounding and mixing) facilities at the following locations: Kingston, Jamaica; Auckland, New Zealand; Atlacomulco, Mexico; Buenos Aires, Argentina; Istanbul, Turkey; Knislinge, Sweden; Bangkok, Thailand; LaSalle, Canada and Bogor, Indonesia. The aggregate 1998 revenue from these small facilities was approximately $32.5 million.

     Also see Item 1 for a discussion of Union Camp's timberland holdings used in Union Camp's Paper and Paperboard and Wood Products industry segments.

ITEM 3. LEGAL PROCEEDINGS

     In addition to the proceedings described below, the company is a party to other legal proceedings incidental to its business which the company does not believe are material to it.

     Union Camp has been designated a potentially responsible party at a number of hazardous waste sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws. At the present time the company is actively involved with proceedings at approximately 12 sites including the cases in Connecticut and Mississippi which are described below. Designated employees of the company meet quarterly to review the status of such proceedings. When the facts known to the company indicate that liability is probable and a reasonable estimate of the company's share of remediation costs can be made, the company records such estimated amount. Amounts reserved are adjusted as additional facts become known. In some cases, a determination of liability cannot be made. For example, it may not have been established that the company is a potentially responsible party. In other cases, no estimate of remediation costs is possible. In many instances, the cost of remediation is speculative because remedial investigations and feasibility studies have not yet been contracted for, have not been completed or, alternatively, have been completed but an acceptable remedy has not been chosen. In other cases, it is uncertain whether the company will seek, be offered or accept a settlement with payment of a premium over otherwise estimated liability in order to secure full release. Some settled cases also have "reopeners" for contamination discovered after full implementation of the remedy. Finally, insurance reimbursement is usually uncertain until matters are finally resolved.

     In May 1996, the EPA filed a civil suit against the company and several other potentially responsible parties in the U.S. District Court for the District of Louisiana under CERCLA for recovery of past and future response costs incurred by the EPA at the Bayou Bonfouca Superfund Site at Slidell, Louisiana which operated as a wood treatment facility from 1882 to 1972. Subsequently, the State of Louisiana filed a similar suit against the company seeking to recover the share of the response costs for which it is responsible under CERCLA. EPA records indicate there have been expenditures over a number of years of approximately $100 million for remediation at the site. The EPA estimated that future response costs would be approximately $30 million. In 1956, a subsidiary of Union Camp acquired the assets of American Creosoting Company which included the stock of a subsidiary which had owned and operated the Slidell facility since 1933. The subsidiary sold the Slidell facility in 1958. The subsidiary was sold in 1964. The EPA alleged that Union Camp had owner and/or operator status under CERCLA arising from its ownership of the subsidiary which owned the Slidell facility. Union Camp denied it ever owned and/or operated the Slidell facility. Based on a recent decision of the United States Supreme Court, United States v. Best Foods, Union Camp filed a motion for summary judgment in this case. Prior to oral argument on the motion, which was scheduled for late fall 1998, the EPA and the State of Louisiana dismissed their lawsuits with prejudice.

     Union Camp is also party to an action in the U.S. District Court for the District of Connecticut in which private litigants are seeking contribution associated with past and future cost of remediating property used for creosoting operations from 1921 through 1964. Such remediation costs are currently estimated at approximately $3 million. A subsidiary of Union Camp conducted activities at the property from 1956 to 1964. Union Camp was dismissed on summary judgment from the lawsuit in June 1995, but on appeal the summary judgment order was vacated and the matter was remanded to the District Court to determine whether Union Camp could be held liable as an operator under federal and state superfund laws. The litigation has been stayed since the fall of 1996 for the review of the various potential remedies. Union Camp believes the facts do not support a claim that Union Camp was an operator of the site and has filed another motion for summary judgment based on the application of the holding in the recent Supreme Court decision in Best Foods mentioned above to the facts of this case.

     In 1994, Union Camp was made a party to an action brought in state court in Forest County, Mississippi by the Hattiesburg Public School District seeking future remediation costs for property previously used in creosoting operations. In the second half of 1996 a suit was commenced in the U.S. District Court for the Southern District of Mississippi, Hattiesburg Division by car dealers who lease the property from Hattiesburg Public School District. These plaintiffs seek damages for diminution in the value of the property, lost profits and potential relocation expenses based upon the alleged pollution of the property. No remediation of the property has begun or been ordered. These cases are currently stayed pending remedial investigation. These cases, like the cases in the two previous paragraphs, alleges that Union Camp should be responsible for the activities of its subsidiary at the properties. Union Camp disputes these allegations because Union Camp did not own or operate the facilities. Although Union Camp believes it has a strong legal position with respect to the above described claims involving the creosoting activities of its former subsidiary, an estimate of the likely outcome of the proceedings in Connecticut and Mississippi cannot be made at this time.

     In the second quarter of 1995 the company was named as one of approximately 60 defendants in a lawsuit filed in Jefferson County, Texas state court on behalf of approximately 2,400 plaintiffs who allege that they were exposed to asbestos while performing work at various plant sites in Alabama. Subsequent amendments and filings brought the number of plaintiffs to approximately 12,000. About 7,600 of these cases have settled, leaving approximately 4,600 cases remaining. Union Camp's contributions to the settlements have been funded by its insurance carrier. The defendants named include asbestos manufacturers, distributors of asbestos-containing products, insurance companies, a manufacturer of safety equipment, parties who allegedly misrepresented the dangers of asbestos exposure, and the owners of the premises where the plaintiffs allege they were working when they were exposed to asbestos. Union Camp is included in the premises owner category of defendants and the amount of damages sought is unspecified. Approximately 200 of the plaintiffs allege exposure to asbestos while on Union Camp premises.

     In its Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 the company reported that a subsidiary of the company was added as a defendant in approximately 7,000 asbestos-related cases which had been pending in Mississippi state court for several years. Subsequently, this subsidiary was named as a defendant in additional asbestos-related consolidated actions so that the total number of such cases was in excess of 10,000. The subsidiary was named in these cases because it allegedly was part of the chain of distribution of asbestos-containing products to facilities where the plaintiffs worked. The period of alleged exposure ranges from 1930 through the present. The subsidiary did not manufacture asbestos or asbestos-containing products. The number of defendants named in these suits ranges from approximately 40 to 170, and includes asbestos manufacturers, distributors of asbestos containing products, an insurance company and a manufacturer of safety equipment. In March 1993, the company's subsidiary settled approximately 10,500 of these cases, with the settlement being funded by the company's insurance carrier. The company's subsidiary settled approximately 2,600 cases during 1997 and additional cases were settled in 1998, all of which was funded by the company's insurance carrier. This subsidiary is a defendant in approximately 7,200 remaining cases.

     During 1998 the company discovered that a small power boiler constructed at its Franklin, Virginia mill in 1986 had been operated for brief periods at a rate in excess of its permit limit for sulfur dioxide emissions. Such rate would have required the boiler to meet more stringent emission limits on sulfur dioxide under New Source Performance Standard regulations for stationary sources within the time frame under which the boiler was constructed. The company notified the Virginia Department of Environmental Quality and Region III of the EPA and received a notice of violation from the Virginia Department of Environmental Quality. The company anticipates that a penalty will be imposed. Although the precise nature and amount of the penalty is not known at this time, based upon the information currently available to it, the company believes the penalty could exceed $100,000.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The company's Common Stock trades on the New York Stock Exchange and the Pacific Exchange. The following table sets forth the high and low sales prices and the dividends for the Common Stock for each quarterly period within 1998 and 1997.

                                                  STOCK PRICE
                                                  -----------               DIVIDENDS
                                              HIGH            LOW           PER SHARE
                                              ----            ---           ---------
1998         Fourth Quarter                  $68             $38 3/8          $0.45
             Third Quarter                    49 3/4          34               0.45
             Second Quarter                   64 7/16         49 1/8           0.45
             First Quarter                    63 1/4          50 3/8           0.45

1997         Fourth Quarter                  $64 9/16        $49 3/4          $0.45
             Third Quarter                    63 1/8          50 1/4           0.45
             Second Quarter                   54 7/8          45 1/8           0.45
             First Quarter                    52 1/4          46 7/8           0.45

The company's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange. The number of stockholders of record at December 31, 1998 was 7,144.

ITEM 6.       UNION CAMP CORPORATION  SELECTED FINANCIAL DATA

                                                                                                            (in thousands)
                                                         1998             1997             1996              1995        1994
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
   Net Sales                                       $4,502,885       $4,476,761       $4,013,197        $4,211,709   $3,395,825
   Costs and Other Charges                          4,334,120*       4,219,549        3,760,658**       3,370,320    3,111,539
-----------------------------------------------------------------------------------------------------------------------------------
   Income From Operations                             168,765          257,212          252,539           841,389      284,286
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense, net of capitalized interest         118,018          117,290          112,286           113,705      109,172
Other (Income) Expense - Net                              246           (3,888)         (10,792)           (3,173)     (20,050)***
-----------------------------------------------------------------------------------------------------------------------------------
   Income Before Income Taxes, Minority
    Interest, and Accounting Changes                   50,501          143,810          151,045           730,857      195,164
Income Taxes                                           20,103           51,804           55,250           268,895       71,420
Minority Interest, net of tax                         (11,088)         (10,936)         (10,487)          (10,889)      (6,518)
Effect of Accounting Changes, net of tax                 --               --               --                --         (3,716)
-----------------------------------------------------------------------------------------------------------------------------------
   Net Income                                          19,310           81,070           85,308           451,073      113,510
-----------------------------------------------------------------------------------------------------------------------------------
Per Common Share
   Net Income:
     Basic Earnings                                      0.28             1.17             1.23              6.45         1.62
     Diluted Earnings                                    0.28             1.16             1.23              6.39         1.61
   Dividends                                             1.80             1.80             1.80              1.66         1.56
   Stockholders' Equity                                 27.98            29.39            30.25             30.71        26.23
-----------------------------------------------------------------------------------------------------------------------------------
Financial Position
   Current Assets                                   1,186,023        1,211,577        1,134,110         1,033,817      951,133
   Current Liabilities                                889,018          803,018          779,869           620,113      883,924
-----------------------------------------------------------------------------------------------------------------------------------
   Working Capital                                    297,005          408,559          354,241           413,704       67,209
   Total Assets                                     5,176,414        5,241,701        5,096,307         4,838,343    4,776,578
-----------------------------------------------------------------------------------------------------------------------------------
   Long-Term Debt                                   1,290,083        1,367,450        1,252,475         1,151,536    1,252,249
   Deferred Income Taxes                              741,605          744,677          723,431           709,850      605,643
   Stockholders' Equity                             1,943,906        2,035,718        2,093,594         2,121,692    1,836,321
-----------------------------------------------------------------------------------------------------------------------------------
Percent of Long-Term Debt to Total Capital               32.5%            33.0%            30.8%             28.9%        33.9%
-----------------------------------------------------------------------------------------------------------------------------------
Additional Data
   Cash Provided by Operations                        426,648          381,116          503,145           758,880      377,587
   Cash Used for Investing Activities                (301,677)        (330,684)        (435,661)         (245,307)    (232,383)
   Cash Used for Financing Activities                (105,486)         (59,771)         (54,638)         (496,416)    (170,582)
   Capital Expenditures (excluding acquisitions)      273,293          337,226          386,443           266,799      324,939
   Depreciation, Amortization and Cost of
      Company Timber Harvested                        315,124          310,618          298,457           287,738      270,850
   Tons Sold - Paper and Paperboard                 3,546,960        3,674,476        3,473,415         3,485,221    3,452,604
   Average Shares of Common
      Stock Outstanding                            69,271,058       69,439,150       69,220,157        69,940,397   69,954,082
===================================================================================================================================

   Years prior to 1997 have been restated to reflect the reclassification of certain items from other (income) expense to income from operations.

* 1998 includes a $39.8 million special charge relating to restructuring costs and asset write downs.
** 1996 includes a $39.4 million special charge relating to restructuring costs and asset write downs.
*** Includes $34.7 million pre-tax gain on sale of minority interest in Bush Boake Allen.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The company experienced difficult operating conditions in a majority of its businesses through almost all of 1998. The slow recovery in selling prices that began in mid-1997 was not sustained. In early 1998, deteriorating economic conditions in Asia placed significant pressures on the U.S. paper and packaging markets. Industry inventories increased with resulting selling price pressure across most product lines in the second half of 1998. The company responded by taking an unprecedented amount of market related downtime at its mills. Operational efficiencies and cost reductions attributable to the profit enhancement plan announced at the end of 1996 and the cost reductions announced in the third quarter of 1998 were not sufficient to offset the negative impact of reduced sales volume, increased costs associated with mill downtime, and lower profit margins from the non-paper businesses.

     Consolidated sales in 1998 were $4.5 billion, level with 1997, and 12% above the $4.0 billion reported in 1996. Consolidated net income in 1998 was $19.3 million or $.28 per diluted share after a special charge of $39.8 million ($26.4 million after-tax or $.38 per share), down from $81.1 million or $1.16 per diluted share in 1997 and $85.3 million or $1.23 per diluted share in 1996 after a special charge of $39.4 million ($24.3 million after-tax or $.35 per share).

     During the third quarter of 1998, the company recorded a $39.8 million pre-tax special charge ($26.4 million after-tax) to operating profit. Included in the charge was $31.7 million for employee termination benefits related to the elimination of approximately 540 positions, and $8.1 million for asset write downs. Included in the job elimination program are approximately 190 positions eliminated through a re-organization and restructuring of the company's research and development activities, about 190 positions to be eliminated through the consolidation of the Packaging Group's administrative support functions, and about 160 positions to be eliminated through a series of other organizational changes. Substantially all of the 540 positions are expected to be eliminated by the end of 1999; however, the announced merger with International Paper Company may affect the timing. As of December 31, 1998, approximately 25% of the employees had been terminated under this program at a cost of $8 million. No adjustments have been or are anticipated to be made to the special charge reserve established in 1998.

     The asset write downs were principally attributable to the impairment of goodwill specific to two packaging businesses. In 1990, Union Camp acquired Chase Packaging Corporation. As part of this acquisition, Union Camp recorded goodwill of $14.5 million. Subsequently, several of the acquired Chase facilities were sold or closed. Union Camp wrote off a pro-rata share of goodwill with each sale. In the third quarter of 1998, after an ongoing pattern of declining operating performance over several years at the remaining three Chase facilities, management assessed the carrying value of the goodwill and wrote off the remaining $5.4 million. The other write-off is associated with Union Camp's 1996 purchase of a 50% interest in a packaging plant in Turkey. The company's investment in the plant resulted in losses for Union Camp of $2.5 million and $1.7 million in 1997 and 1998, respectively. Upon reviewing the historical and projected operating results for the business, management concluded that expected future cash flows did not fully support the carrying value of this asset and wrote off $1.2 million.

     Income from operations for 1998 also included two significant charges. The company recorded higher than normal environmental/OSHA remediation expenses of $6 million. Additionally, the company recorded a $10.7 million reserve for a potential loss relating to an outstanding trade receivable and loan guarantee for a customer with questionable future cash flows, of which $8.7 million was recorded in the third quarter. On-going events and future business conditions may require the company to record additional charges. The company has security interests in the customer's assets and is in contact with the customer regarding its prospects and results of operations.

     Operations in 1998 continued to benefit from the profit enhancement plan announced at the end of 1996. By the end of 1998, the program was essentially complete although the full annual benefit from process and systems improvements have not yet been realized. A significant part of the program was the elimination of 400 positions. The cost of the program, $24.3 million after-tax, was reflected in income from operations in 1996 and reported as a special charge. Included in the charge was $12.9 million for employee termination benefits and $11.4 million for asset write downs.

     In 1997, consolidated net income was $81.1 million or $1.16 per diluted share, down from $85.3 million or $1.23 per diluted share in 1996 after a special charge of $24.3 million or $.35 per share after-tax relating to restructuring costs and asset write-downs. The decline in earnings in 1997 reflects the impact of significantly lower average selling prices for linerboard and uncoated free sheet, offset partially by improvements in manufacturing cost efficiencies and better volume and mix

     Operating results and other financial information for the company's principal business segments are presented on page 56. A discussion of the results of these segments follows.


PAPERBOARD AND PACKAGING

     The principal operations in this segment are the two kraft paper and board mills, woodlands that support these mills, and corrugated container, flexible packaging, and folding carton operations. Kraft paper and board is produced at two mills, and packaging products are produced at 38 locations in the U.S. and nine locations overseas. Sales for the segment were $1.8 billion in 1998, up slightly from $1.7 billion in 1997, and level with 1996. Segment operating profit before special charges was $59.7 million in 1998, compared to $61.9 million in 1997, and $126 million in 1996. After special charges, segment operating profit was $42.9 million in 1998, and $114.8 million in 1996. The decrease in operating profit in 1998 is partially attributable to a $10.7 million reserve for a potential loss relating to an outstanding trade receivable and loan guarantee for a customer with questionable future cash flows. Operating profit declined significantly in 1997 compared with 1996, primarily due to sharply lower demand in the linerboard markets.

     The company is the fifth largest producer of linerboard in the United States. Operating profit from the two kraft mills improved approximately 3% from 1997. The improvement was attributable primarily to kraft linerboard selling prices which were on average 5% higher than in 1997. The improvement in selling prices began to weaken gradually at the beginning of the second quarter. Year-end selling prices in the domestic market were almost 10% below the previous year-end. Offsetting higher average selling prices was an 8% drop in shipments, mainly export related, an increase in wood costs in the early part of the year, higher maintenance, repairs, and inefficiencies associated with the unprecedented downtime which totaled approximately 14% of kraft capacity, and a $10.7 million reserve for a potential loss relating to an outstanding trade receivable and loan guarantee for a customer with questionable future cash flows. In response to weak market conditions, the company took approximately 217,000 tons of market-related downtime at its linerboard mills during the year.

     Operating profit for the Kraft Division in 1997 declined from 1996, primarily due to lower average selling prices. Domestic and export linerboard prices averaged 14% and 4% below 1996, respectively. Although customer shipments increased 18% and 39% in the domestic and export markets, respectively, these increases were not enough to offset the weakness in pricing.

     The Container Division is the next largest unit in the segment. Primary products include laminated bulk and triplewall containers, graphics packaging and display items, and solid fiber products sold from 25 plants in the United States. Operating profit decreased significantly in 1998 despite an 8% increase in the average selling prices of corrugated boxes. Lower gross profit margins, an increase in fixed costs, and decreased profitability among the graphics packaging plants more than offset the benefits of improved pricing. Segment results in 1998 include gains relating to the sales of the company's Lakeland, Florida, and Newtown, Connecticut container plants. Largely due to the sale of these plants, corrugated shipments were off 2% from 1997.

     Operating profit for the Container Division increased 41% in 1997. The primary sources of the increase were improved productivity, a gain relating to the sale of the Denver, Colorado container plant as an ongoing business, and OSHA remediation expenses of $1.7 million which were recorded in 1996 but not repeated in 1997. Offsetting a portion of the gain was the write down of certain non-performing assets.

     Revenues for the company's International Packaging Division, which manufactures corrugated containers overseas, increased by 7% in 1998. Operating profit declined by 11% in 1998, primarily due to a drop in average gross margins, which were impacted by the startup of a new plant in China and associated business development expenses. These factors were partially offset by a 10% increase in shipments.

     Operating profit for the International Packaging Division decreased substantially in 1997 compared with 1996, primarily the result of a 16% decline in average selling prices which was partially offset by reduced manufacturing costs and improved volume.

     The Flexible Packaging Division produces a broad variety of industrial and consumer bags, polyethylene film and other flexible packaging at 10 plants in the U.S. as well as an industrial bag plant in Argentina. Operating profit increased by 1% in 1998. An increase in paper shipments and improved margins were partially offset by higher fixed costs. Operating profit decreased in 1997, despite a 4% increase in sales over 1996. Lower average selling prices and higher fixed costs more than offset the 4% increase in sales.

     The company's Folding Carton Division operates three plants, which produce consumer products packaging with high quality graphics, principally for the cosmetics and personal products industries. Operating profit increased by 35% in 1998, primarily due to increased sales volume and improved margins.


FINE PAPER

     The principal operations in this segment are the bleached paper mills and the woodlands that support these mills. The Fine Paper segment produces uncoated business papers, coated and uncoated bleached paperboard, and market pulp at two mills in the U.S. Sales for the segment were $961 million, down 5% and 4% from 1997 and 1996, respectively. Segment operating profit before special charges was $40.2 million in 1998, $81.7 million in 1997, and $75.2 million in 1996. After special charges, segment operating profit was $34.4 million in 1998, and $62.1 million in 1996. The decrease in operating profit in 1998 was primarily due to lower average selling prices, higher wood costs, higher fixed costs including systems development expenses, and a 4% decrease in shipments. Average selling prices of uncoated free sheet declined 2% from 1997, however, year-end selling prices were down 18% from the prior year-end. In response to weaker market conditions, the company took approximately 48,000 tons of market related downtime at its bleached paper and board mills in 1998. Operating rates were down slightly compared to 1997.

     The increase in operating profit in 1997 compared with 1996 was primarily due to a 3% increase in total shipments and lower manufacturing costs, which were partially offset by a 4% decrease in average selling prices.

DISTRIBUTION

     Acquired by Union Camp in 1996, The Alling & Cory Company is a leading regional distributor of business communications and printing papers, industrial packaging, and business products. The company operates 15 distribution centers and 20 retail paper shops, in addition to Alcor Envelope, an envelope converting operation. Segment sales increased by 4% in 1998 to $723 million. Segment operating profit before special charges was $4.4 million in 1998, compared with $5.0 million in 1997, and $5.3 million in 1996. After the special charge, segment operating profit was $3.6 million in 1998. The decrease in operating profit in 1998 was primarily due to margin erosion, higher fixed costs, and a decline in contribution from Alcor Envelope, a wholly owned subsidiary of Alling & Cory.

WOOD PRODUCTS

     The Wood Products segment consists of lumber, plywood, and particleboard operations and woodlands that support them. Sales revenue for the segment decreased to $313 million in 1998, down from $326 million in 1997. Operating profit before special charges was $54.9 million in 1998, $86.3 million in 1997, and $59.2 million in 1996. After special charges, segment operating profit was $53.3 million in 1998, and was unchanged at $59.2 million in 1996. The significant decrease from 1997 was due largely to a 10% decrease in the average selling price of lumber, higher wood stumpage costs, as well as start up expenses associated with the company's new laminated veneer lumber plant. These factors were partially offset by an 11% increase in plywood shipments, and modest improvements in both lumber and particleboard shipments. The strong lumber market conditions, which had carried over from 1996 and 1997, began to weaken mid-way through the second quarter as market supply improved.

     In 1997, segment revenue increased by 16%, and operating profit increased by 46%. The increase in profits was largely the result of an improvement in overall market conditions in the lumber business, with prices and volume increasing by 15% and 7%, respectively. Lumber operations posted both record profits and production in 1997. Particleboard and plywood prices remained level with 1996, while volume increased 2% over 1996 levels.


CHEMICAL GROUP

     Net sales for the Chemical segment were $750 million in 1998, compared with $759 million in 1997, and $701 million in 1996. Operating profit before special charges was $66.9 million in 1998, down 8% from 1997 and 2% below 1996. After special charges, operating profit was $66.1 million in 1998, and $66.8 million in 1996.

     Bush Boake Allen, the largest operating unit in this segment, conducts operations on six continents and has locations in 39 countries worldwide. Union Camp is a majority owner of this global business with a 68% holding. Bush Boake Allen supplies flavors and fragrances for use in foods, beverages, cosmetics and toiletries. Sales were $485 million in 1998, down from $491 million in 1997. Operating profit was $56.8 million in 1998, an 8% increase over the $52.7 million reported in 1997. The increase was primarily due to strong growth in the U.S. flavor and fragrance business and improved aroma chemical plant operating efficiencies, which were partially offset by the unfavorable impact of exchange rates and the economic turmoil in the Asia Pacific region.

     In 1997, operating profit for Bush Boake Allen increased by 13% over 1996, resulting from improved performance in both flavors and fragrances and chemicals operations.

     The company's Chemical Products Division, with facilities in the United States and United Kingdom, upgrades papermaking residual by-products and other raw materials into a wide range of specialized chemicals, primarily for use in inks, coatings and adhesives. Operating profit decreased substantially in 1998 due to unfavorable pound sterling exchange rates, a significant drop in average selling prices, the absence of growth in the Asia Pacific region, and higher fixed costs. While sales continued to increase in domestic markets, results were hampered by disappointing performance in the division's U. K. operations. These factors were offset by a 2% increase in shipments and higher margins from the division's efficiency improvement program.

     In 1997, operating profit for the Chemical Products Division decreased by 9% from 1996. The decrease was primarily due to a 6% increase in the cost of crude tall oil, a primary raw material.


OTHER

     The company's other operations primarily consist of The Branigar Organization, Inc., a wholly owned subsidiary that develops high-value land for residential, recreational, and commercial use. Before special charges, segment operating profit was $17.9 million in 1998, $9.6 million in 1997 and $21.3 million in 1996. After special charges, operating profit was $17.3 million in 1998, and $14.9 million in 1996. The 1998 improvement in operating profit was the result of increased high-value land sales from development projects.

INTEREST EXPENSE

     Net interest expense for 1998 was $118.0 million, compared to $117.3 million in 1997 and $ 112.3 million in 1996. The increase in interest expense for 1998 was primarily due to the higher level of commercial paper borrowings, partially offset by higher capitalized interest and lower short-term interest rates. The increase in 1997 was the result of higher outstanding debt, in addition to slightly higher interest rates, offset partially by increased capitalized interest.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Net working capital (the excess of current assets over current liabilities) decreased by $112 million to $297 million at the end of 1998, reflecting higher commercial paper borrowings and the increased current portion of long-term debt, and a reduction in accounts receivable. The company's current ratio is 1.3, compared to 1.5 for the prior two years. The interest coverage ratio for 1998 was 1.4 compared to 2.1 for 1997. Stockholders' equity was $1.9 billion or $27.98 per share at the end of 1998 as compared to $2.0 billion or $29.39 per share at the end of 1997.

     Internally generated cash flow continues to be the primary source of working capital. Cash flow from operations was $427 million in 1998 compared to $381 million in 1997 and $503 million in 1996. The increase in 1998 is primarily attributable to a reduction in accounts receivable. Cash used for investing activities decreased by $29 million in 1998, primarily due to a lower level of capital spending. Cash used for financing activities increased by $46 million in 1998 reflective of reduced proceeds from the issuance of debt in 1998 as compared to 1997, partially offset by a decrease in the level of common stock repurchases.

     The ratio of long-term debt to capital employed (the sum of long-term debt, deferred taxes and stockholders' equity) was 32.5% at December 31, 1998 compared to 33.0% at December 31, 1997. Total debt to total capital employed for the current year increased to 37.8% compared to 36.8% at the end of the prior year.


FINANCIAL MARKET RISK

     The company's primary risk exposures consist of interest rate risk and foreign currency exchange risk. See Note 7 "Financial Instruments" to the company's consolidated financial statements for the company's objectives and strategies for managing potential exposures related to these risks.

     Management primarily uses derivative instruments, the majority of which are forward exchange contracts, to hedge exposures to certain foreign currency fluctuations as described in Note 7. As hedges, gains and losses on forward contracts are offset by the effects of currency movements on respective underlying hedged transactions. Therefore, with respect to derivative instruments outstanding at December 31, 1998, a change of 10% in the currency rates would not have a material effect on the company's consolidated financial position, liquidity, cash flows or results of operations.

     The company holds certain instruments, primarily debt obligations, which are sensitive to changes in market interest rates. At December 31, 1998, the majority of the company's variable rate debt consisted of short-term commercial paper which is subject to changes in market interest rates. However, at December 31, 1998, a change of 10% in interest rates would not have a material effect on the company's consolidated financial position, liquidity, cash flows or results of operations.


CAPITAL EXPENDITURES

     Capital spending totaled $273 million in 1998 compared with $337 million in 1997 and $386 million in 1996. Included in capital expenditures for 1998 is paper mill spending of $95 million. This includes $28 million of a $131 million project that consists of four paper machine rebuilds at the Franklin and Eastover mills and an expansion of the recently constructed sheet converting plant at Franklin. This project addresses quality improvements that affect core products in strategic market segments and modernization of aging equipment. Completion is scheduled for late 1999 to early 2000. Investment at domestic and international packaging plants was $57 million, including construction of a second joint venture corrugated plant in China which is scheduled for start up in mid-1999. Chemical sector spending, including Bush Boake Allen, totaled $53 million. Spending at Wood Products facilities was $24 million, which included $16 million to complete a $45 million laminated veneer lumber (LVL) production facility in Thorsby, Alabama. Expenditures related to the company's timberlands totaled $32 million.

    ($ in millions)                          1998           1997           1996
    ----------------------------------------------------------------------------
    Plant and Equipment
       (excludes acquisitions):
       Expansion & Cost Reduction          $  150         $  145         $  139
       Replacement & Other                     83            146            148
       Capitalized Interest                     8             10              4
    Timberlands (acquisition and
       regeneration)                           32             36             95
    ----------------------------------------------------------------------------
    Total                                  $  273         $  337         $   386
    ============================================================================

     At year-end 1998, purchase commitments related to capital projects in-progress were approximately $61 million.

ACQUISITIONS AND DISPOSITIONS

     During 1998, the company sold its converting facilities in Lakeland, Florida, and Newtown, Connecticut. Net sales for these facilities prior to their sale were $26 million.

     In 1997, the company made several acquisitions to strengthen its competitive position. These included Phoenix Display and Packaging Corporation, a merchandising and point-of-purchase display company; an acquisition of a merchant distribution company by Alling & Cory, the company's paper distribution business; and the purchase of a 75% interest in Puntapel, S.A., located in San Luis, Argentina. The combined cost of these acquisitions was $20 million.

     Also in 1997, the company sold its Denver, Colorado container plant and its multiwall plant in Denton, Texas. It also contributed approximately 25 thousand acres of timberland valued at $30.7 million for a 50% interest in Forestmax, LLC. The deferred gain ($27.0 million) will be recognized on the basis of timber cut. During 1998, $2 million of that gain was recognized.

ANNOUNCED MERGER

     In November 1998, Union Camp announced that it would be acquired by International Paper Company through an exchange of International Paper common shares for Union Camp common shares valued at approximately $4.9 billion. The exchange ratio will be based on the average price of International Paper's stock prior to closing. The transaction, which is expected to be finalized early in the second quarter of 1999, is subject to shareholder approval and is expected to be accounted for as a pooling of interests.

DIVIDENDS AND STOCK REPURCHASES

     Cash dividends paid in 1998 were $124.7 million compared with $125.1 million in 1997 and $124.7 million in 1996. The dividend rate was $1.80 per share for all three years.

     During 1998, the company repurchased 276,800 shares of its common stock at a cost of $13 million as part of the stock repurchase program authorized in 1995. In 1997 and 1996, 687,600 and 1,714,400 shares were repurchased at a cost of $36.9 million and $86.5 million, respectively. On November 23, 1998, the Board of Directors rescinded the 5,000,000 share repurchase authorization which it had approved in the third quarter of 1998. The remaining portion, 1,169,700 shares, of the 1995 repurchase authorization was rescinded in March 1999.


ENVIRONMENTAL MATTERS

     The company invested approximately $17 million in pollution control facilities in 1998. Over the past five years the company has invested approximately $123 million in such facilities, which is about 8% of total capital spending. In 1998, the company recorded expenses of $8 million for study, testing and remediation in compliance with environmental regulations.

     The U. S. Environmental Protection Agency has adopted regulations known as the Cluster Rule. As applicable to Union Camp, these regulations establish various compliance completion dates, which fall within the 2001--2006 time frame. The company's current assessment of the capital cost required to achieve compliance is in the range of $140 million to $175 million. Compliance involves various initiatives with different completion dates spread over a six-year period. Some degree of flexibility exists with respect to the timing of required capital spending. However, the company expects that a majority of this spending will be completed by 2001. The incremental operating cost is estimated to be immaterial. The company believes compliance with these rules will not adversely affect its competitive position since these regulations also apply in varying degrees to its domestic competitors.

ACCOUNTING MATTERS

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The statement, which is effective for the first quarter of 2000, requires all derivatives to be measured at fair value and recognized as either assets or liabilities. Management does not expect adoption of this statement to have a material effect on the company's consolidated financial position or results of operations.

EUROPEAN ECONOMIC AND MONETARY UNION

     On January 1, 1999 certain member nations of the European Economic and Monetary Union (EMU) adopted a common currency, the "Euro". For a three-year transition period, both the Euro and the members' national currencies will remain in circulation. After June 30, 2002, the Euro will be the sole legal tender for EMU countries. The company's current accounting systems will accommodate the Euro conversion with minimal intervention. In addition, the company does not expect that the adoption of the Euro currency unit will have a material impact on its operations, financial condition or liquidity. The costs of addressing the Euro conversion are not expected to be material and will be charged to operations as incurred.


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

     Individual sites are responsible to their division management for achieving Year 2000 compliance. Project coordinators at each division oversee the site activities and provide consolidated progress reporting for the business unit. Their effort emphasizes the identification of business risk related to business systems, technology infrastructure and process controls.

     The Year 2000 program is organized to proceed in phases and to be implemented by each production operation, information systems group, and administrative unit. The management of this activity is being conducted by internal resources. In the case of process controls, management is by engineers in maintenance or project management at operational sites. In the case of Information Systems, management is by system professionals in division offices or operating sites.

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

Phase 5: Resolution, Testing, and Deployment: Repair, replace, provide work arounds for non-compliant devices and software. Define test plans and implement. Deployment upgrades and perform verification testing.

     The company's information services group currently has identified 237 major business and technology systems. Ninety-one of these systems have been designated as having higher risk. Approximately 90% of these systems are in the final resolution, testing and deployment phase. In aggregate, all information technology compliance efforts are scheduled to be completed by September 1999. The company is primarily utilizing internal staff in the Year 2000 effort. No significant consulting or contract personnel are being used for the Year 2000 effort. In 1999, less than 10% of the information services budget is expected to be spent for the Year 2000 effort.

     For each division, and for the corporation as a whole, major new systems are in their fourth year of development, implementation or operation. Over this period, the entire information technology infrastructure of the corporation has been upgraded, providing Year 2000 compliance as a by-product in most instances.

Process Control Systems. The Awareness and Inventory phases are complete at all the company's mills and plant facilities. Most of these sites are well into the Triage phase where potential Year 2000 problems are assessed and the Resolution, Testing and Deployment phase. Currently, no operation has reported the need to replace a major system. The company expects to complete its Process Control Y2K efforts within the third quarter of 1999.

Supplier Relationships. The company has taken substantial actions to address its critical supply chain relationships. It has reviewed the risks and exposures and has identified and prioritized its critical suppliers. The company's shared services purchasing function is tracking and monitoring an active dialogue with critical suppliers. This dialog includes questionnaires and surveys originating from both the shared services group and from operating locations. Transportation and energy providers are the main focus of the company's supply chain initiative. The company is satisfied that adequate planning and coordination will provide the basis for uninterrupted operations or an efficient recovery.

     Specifically, the company's four large paper mills are fully integrated in that all pulp required to support paper manufacturing is produced at the mill sites. Other critical raw materials can be inventoried. Logistically, all mills have dual rail line access (CSX and Norfolk Southern) as well as motor carriage transportation links. Barge transportation is also an alternative for two of these operations.

     The company has contacted its major power/energy suppliers and discussed their state of readiness and back-up. Its primary mill operations can also meet their electricity needs on a short-term basis through self generating activities (burning of bark/chips and black liquors created in the manufacturing process). The company also has the capability of increasing its fuel reserves, i.e. coal.

Reporting and Progress Tracking. The company is utilizing a comprehensive project management methodology. Reporting requirements are consistent in most of the operating units of the corporation. Summaries of detailed division plans are reviewed for progress according to business area, risk of non-compliance and scheduled completion of the standard phases.

Costs. Both internal and external resources are being used to reprogram or replace non-compliant technologies, and to appropriately test Year 2000 modifications. Such modifications are being funded through operating cash flows. The company estimates the incremental cost of corrective actions will be approximately $18 million. Included in these costs are $2 million of capital expenditures. Approximately $5 million of the total estimated cost was spent in 1998. The company believes all necessary work will be completed by September 1999. While it is possible that the costs of these remedial efforts may be material to the results of operations in one or more quarters, management believes these costs will not have a material adverse impact on the long-term results of operations, liquidity, or consolidated financial position of the company.

Contingency Planning. While the company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Divisions are developing specific contingency plans for the most reasonably likely worst case scenarios. These plans are expected to be complete by September 1999. The company's worst case scenarios revolve around transportation links, energy availability, and the potential for process equipment failures. Individual business units are developing specific contingency plans and actively assessing and correcting identified deficiencies. In addition, the company has the ability to inventory critical raw materials and stores items, increase finished goods inventories and, as noted above, switch to alternate transportation and energy sources.

--------------------------------------------------------------------------------
Statements in this report or in other company announcements that are not historical are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties with respect to the company include the effect of general economic conditions, fluctuations in supply and demand for the company's products including exports and potential imports, paper industry production capacity, operating rates, competitive pricing pressures, that the company's "Year 2000" efforts are unsuccessful or reveal the costs of corrective action to be higher than presently estimated and that, if the obligor of the $15 million trade receivable and $15 million note guaranteed by the company defaults in its payment obligations, the company's remedies may be insufficient.
--------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not material. See also "Financial Market Risk" included within Management's Discussion and Analysis of Financial Condition and Results of Operations on page 26.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESPONSIBILITY FOR FINANCIAL STATEMENTS

     Union Camp management is responsible for all information and representations contained in the accompanying consolidated financial statements. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and by necessity include some amounts determined using management's best judgement and estimates. The company maintains a system of internal accounting controls, policies and procedures that provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable as a basis for preparation of financial statements. This system of internal controls, policies and procedures is reviewed regularly by the company's internal audit staff to confirm that it is adequate and operating effectively.

     As indicated in the report of independent accountants, PricewaterhouseCoopers LLP performs a separate independent audit of the consolidated financial statements for the purpose of forming an opinion as to whether the statements are presented fairly, in all material respects, in conformity with generally accepted accounting principles. The independent accountants are appointed by the Board of Directors and their appointment is ratified by the stockholders.

     The Audit Committee of the Board of Directors, composed of four outside directors, meets regularly with the company's management, internal auditors and independent accountants, to review matters relating to the quality of financial reporting and internal accounting controls and the nature, extent and results of the audit effort. The independent accountants and the chief internal auditor have full and free access to the Audit Committee.

REPORT OF INDEPENDENT ACCOUNTANTS
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF UNION CAMP CORPORATION

     In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 72 present fairly, in all material respects, the financial position of Union Camp Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As described in Note 1 to the consolidated financial statements, the company changed its method of accounting for costs of computer software developed or obtained for internal use effective January 1, 1998.

PricewaterhouseCoopers LLP
New York, New York
February 5, 1999

UNION CAMP CORPORATION

CONSOLIDATED STATEMENT OF INCOME

                                                       ($ in thousands, except per share)
For The Years Ended December 31,                       1998          1997           1996
--------------------------------------------------------------------------------------------
Net sales                                           $4,502,885    $4,476,761     $4,013,197
Costs and other charges:
  Costs of products sold                             3,479,142     3,399,559      2,972,208
  Selling and administrative expenses                  500,104       509,372        450,558
  Depreciation, amortization and
  cost of company timber harvested                     315,124       310,618        298,457
  Special charge                                        39,750            --         39,435
--------------------------------------------------------------------------------------------
    Income from operations                             168,765       257,212        252,539
--------------------------------------------------------------------------------------------
Interest expense, net of capitalized interest          118,018       117,290        112,286
Other expense (income) - net                               246        (3,888)       (10,792)
--------------------------------------------------------------------------------------------
    Income before income taxes and minority interest    50,501       143,810        151,045
--------------------------------------------------------------------------------------------
Income taxes                                            20,103        51,804         55,250
--------------------------------------------------------------------------------------------
Minority interest, net of tax                           11,088        10,936         10,487
--------------------------------------------------------------------------------------------
    Net income                                      $   19,310    $   81,070     $   85,308
--------------------------------------------------------------------------------------------
Earnings per share:     Basic                       $     0.28    $     1.17     $     1.23
                        Diluted                     $     0.28    $     1.16     $     1.23
============================================================================================


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                       ($ in thousands)
For The Years Ended December 31,                       1998          1997           1996
--------------------------------------------------------------------------------------------
Net Income                                           $19,310       $ 81,070       $85,308

Other comprehensive income, pre-tax:
    Foreign currency translation                       1,135        (15,182)        8,990

--------------------------------------------------------------------------------------------
Comprehensive Income                                 $20,445       $ 65,888       $94,298
============================================================================================

See the accompanying notes to consolidated financial statements.

UNION CAMP CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                    ($ in thousands)
December 31,                                                     1998            1997
---------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                   $    55,511    $    34,878
Receivables - net                                               557,201        638,130
Inventories                                                     496,409        495,313
Other                                                            76,902         43,256
---------------------------------------------------------------------------------------

                                                              1,186,023      1,211,577
---------------------------------------------------------------------------------------

Property
Plant and equipment, at cost                                  6,924,482      6,800,477
Less: accumulated depreciation                                3,618,454      3,404,918
---------------------------------------------------------------------------------------
                                                              3,306,028      3,395,559

Timberlands, less cost of company timber harvested              376,082        364,226
---------------------------------------------------------------------------------------

                                                              3,682,110      3,759,785
---------------------------------------------------------------------------------------

Other Assets                                                    308,281        270,339
---------------------------------------------------------------------------------------
   Total Assets                                             $ 5,176,414    $ 5,241,701
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current installments of long-term debt                      $    70,101    $    40,439
Notes payable                                                   273,457        212,900
Accounts payable                                                284,351        298,641
Other accrued liabilities                                       241,369        212,973
Income and other taxes                                           19,740         38,065
---------------------------------------------------------------------------------------

                                                                889,018        803,018
---------------------------------------------------------------------------------------

Long-Term Debt                                                1,290,083      1,367,450
---------------------------------------------------------------------------------------

Deferred Income Taxes                                           741,605        744,677
---------------------------------------------------------------------------------------

Other Liabilities and Minority Interest                         311,802        290,838
---------------------------------------------------------------------------------------
Stockholders' Equity
Common stock - par value $1.00 per share                         69,484         69,264
Capital in excess of par value                                   53,428         41,172
Accumulated other comprehensive income                          (18,206)       (19,341)
Retained earnings                                             1,839,200      1,944,623
---------------------------------------------------------------------------------------
Shares outstanding, 1998 - 69,484,343; 1997 - 69,264,160
   Stockholders' Equity - Net                                 1,943,906      2,035,718
---------------------------------------------------------------------------------------
   Total Liabilities and Stockholders' Equity               $ 5,176,414    $ 5,241,701
=======================================================================================

See the accompanying notes to consolidated financial statements.

UNION CAMP CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   ($ in thousands)
For The Years Ended December 31,                                     1998         1997         1996
---------------------------------------------------------------------------------------------------------
Cash (Used For) Provided By Operations:
  Net income                                                      $   19,310   $   81,070   $   85,308
  Adjustments to reconcile net income to cash
    provided by operations:
      Depreciation, amortization and cost of
      company timber harvested                                       315,124      310,618      298,457
      Deferred income taxes                                           (1,997)      17,858        7,877
      Special charge                                                  39,750           --       39,435
      Other                                                           28,561       24,807       25,011
      Changes in operational assets and liabilities:
        Receivables                                                   71,039      (89,489)      43,963
        Inventories                                                    1,198        1,200       13,139
        Other assets                                                   2,102        9,139        1,511
        Accounts payable, taxes and other liabilities                (48,439)      25,913      (11,556)
---------------------------------------------------------------------------------------------------------

      Cash Provided By Operations                                    426,648      381,116      503,145
---------------------------------------------------------------------------------------------------------

Cash (Used For) Provided By Investment Activities:
  Capital expenditures:
    Plant and equipment                                             (241,757)    (301,517)    (291,345)
    Timberlands                                                      (31,536)     (35,709)     (95,098)
                                                                   --------------------------------------
                                                                    (273,293)    (337,226)    (386,443)
  Sale of assets                                                      12,747        9,518       22,009
  Acquisitions                                                            --      (13,890)     (49,452)
  Other                                                              (41,131)      10,914      (21,775)
---------------------------------------------------------------------------------------------------------

      Cash Used For Investment Activities                           (301,677)    (330,684)    (435,661)
---------------------------------------------------------------------------------------------------------

Cash (Used For) Provided By Financing Activities:
  Change in short-term notes payable                                  58,861       28,211       52,156
  Repayments of long-term debt                                       (69,203)    (108,172)     (48,954)
  Issuance of long-term debt                                          21,500      160,000      150,000
  Proceeds from issuance of common stock                              21,091       22,105        3,377
  Common stock repurchases                                           (13,002)     (36,864)     (86,499)
  Dividends paid                                                    (124,733)    (125,051)    (124,718)
---------------------------------------------------------------------------------------------------------

      Cash Used For Financing Activities                            (105,486)     (59,771)     (54,638)
---------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                1,148         (700)       1,739
---------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                      20,633      (10,039)      14,585

    Balance at beginning of year                                      34,878       44,917       30,332
---------------------------------------------------------------------------------------------------------
      Balance at end of year                                      $   55,511   $   34,878   $   44,917
=========================================================================================================

See the accompanying notes to consolidated financial statements.

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

     Depreciation and cost of company timber harvested was $301.6 million, $293.2 million and $280.3 million in 1998, 1997 and 1996, respectively.

GOODWILL: The excess of the cost over the fair value of net assets of acquired businesses is recorded as goodwill and is amortized on a straight-line basis over appropriate periods not to exceed 40 years. The company reviews the goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. These expenditures totaled $56.2 million in 1998, $57.3 million in 1997, and $55.9 million in 1996.

CAPITALIZED INTEREST: Interest is capitalized on major capital expenditures during the period of construction. Total interest costs incurred and amounts capitalized were:

                                     1998           1997           1996
        ---------------------------------------------------------------
        Total interest         $  128,911     $  126,978     $  116,748
        Interest capitalized      (10,893)        (9,688)        (4,462)
        ---------------------------------------------------------------
        Net interest expense   $  118,018     $  117,290     $  112,286
        ===============================================================

STOCK-BASED COMPENSATION: In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" the company has elected to continue to account for its employee stock option plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and to disclose supplementally the pro forma effect of accounting for these plans as if the provisions of SFAS No. 123 had been adopted. (See also Note 9.)

RECENT ACCOUNTING PRONOUNCEMENTS: In 1998, the company adopted several FASB statements, including SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the company's financial statements. The components of Other Comprehensive Income consist entirely of the Foreign Currency Translation Adjustment as reported in the Consolidated Statement of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996, and as reported in the Consolidated Balance Sheet as of December 31, 1998 and 1997. Union Camp Corporation does not provide any Federal or state deferred income taxes on the cumulative undistributed earnings of foreign subsidiaries, including cumulative translation adjustments with respect to such foreign subsidiaries, because it is management's intention to permanently reinvest the earnings of foreign subsidiaries within the businesses of those companies.

     SFAS No. 131, "Disclosures About Segments of a Business and Related Information" establishes standards for the reporting of financial information about a company's operating segments for both interim and annual reporting. (See also Note 13.)

     SFAS No. 132, "Employers' Disclosures About Pensions and Postretirement Benefits" revises employers' disclosures about pensions and other postretirement benefit plans and standardizes the format. This statement does not change the measurement or recognition of those plans. (See also Note 10.)

     These statements affect only financial statement presentation and disclosure. Adoption of these new standards did not have an impact on the company's consolidated financial position or results of operations.

     Also in 1998, the company adopted SOP 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of qualifying costs relating to developing or obtaining internal-use software. The effect of this change in accounting was an increase in pre-tax income of approximately $9 million.

ENVIRONMENTAL LIABILITIES: Environmental expenditures that improve the condition of the property are generally capitalized, and all other environmental expenditures are expensed as incurred. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The timing of these accruals generally coincides with the completion of a feasibility study or the company's commitment to a formal plan of action.

INCOME TAXES: Deferred income taxes are recorded using enacted tax rates in effect for the year temporary differences are expected to reverse. Federal and state income taxes are not accrued on the cumulative undistributed earnings of foreign subsidiaries because the earnings have been reinvested in the businesses of those companies. As of December 31, 1998, the total of all such undistributed earnings amounted to $221.7 million. It is not practical to estimate the amount of tax that might be payable on the distribution of the foreign earnings. The company has, as required, provided for tax potentially payable on the distribution of its share of $108.8 million, the undistributed earnings of Bush Boake Allen Inc. and subsidiaries earned subsequent to 1992. (See also Note 8.)

FOREIGN CURRENCY TRANSLATION: The assets and liabilities of the company's foreign subsidiaries and affiliates are translated into U. S. dollars at year-end exchange rates, while income and expense accounts are translated at average annual rates. The primary factor used to determine the functional currencies of the company's foreign subsidiaries is the local currency cash flows resulting from manufacturing, sales and financing activities. Gains and losses resulting from foreign currency translation are reflected in a separate component of Stockholders' Equity entitled Accumulated Other Comprehensive Income. The effect of these cumulative adjustments was to reduce equity by $18.2 million at December 31, 1998 and $19.3 million at December 31, 1997.

DERIVATIVES: The company hedges foreign currency transactions by entering into forward foreign exchange contracts. Gains and losses associated with the forward contracts are matched with the offsetting gains and losses recorded for exchange rate fluctuations on the underlying assets and liabilities. Gains and losses on interest rate swap agreements are charged or credited to interest expense over the life of the agreement. (See also Note 7.)

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. This statement, which is effective for the first quarter of 2000, requires all derivatives to be measured at fair value and recognized as either assets or liabilities. Based on the company's current use of financial instruments, management does not expect adoption of this statement to have a material effect on the company's consolidated financial position or results of operations.

REVENUE RECOGNITION: The company recognizes revenue upon the passage of title, which is generally at the time of shipment.

EARNINGS PER SHARE: In accordance with the provisions of SFAS No. 128, "Earnings Per Share," the company is presenting net income per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for dilutive common stock equivalents.

     The weighted average number of shares outstanding for basic earnings per share were 69,271,058 for 1998, 69,439,150 for 1997 and 69,220,157 for 1996. For
diluted earnings per share, these amounts increased by 433,192 in 1998, 491,292 in 1997, and 385,379 in 1996, due to potentially dilutive common stock equivalents issuable under the company's stock option plan. Potential common shares excluded from the computation of diluted earnings per share because the effect would have been antidilutive, were 951,700 in 1998, 949,700 in 1997, and 28,000 in 1996.

RECLASSIFICATIONS: Certain amounts have been reclassified for 1997 and 1996 to conform with the 1998 presentation.


2. SPECIAL AND OTHER CHARGES

1998 SPECIAL CHARGE: During the third quarter of 1998, the company recorded a $39.8 million pre-tax special charge ($26.4 million after-tax) to operating income. Included in the charge was $31.7 million for employee termination benefits related to the elimination of approximately 540 positions, and $8.1 million for asset write downs. Included in the job elimination program are approximately 190 positions eliminated through a re-organization and restructuring of the company's research and development activities, about 190 positions to be eliminated through the consolidation of the Packaging Group's administrative support functions, and about 160 positions to be eliminated through a series of other organizational changes. As of December 31, 1998, approximately 25% of the employees were terminated under this program at a cost of $8 million. Substantially all of the 540 positions are expected to be eliminated by the end of 1999; however, the announced merger with International Paper Company may affect timing. No adjustments have been or are anticipated to be made to the special charge reserve established in 1998.

     The asset write downs were principally attributable to the impairment of goodwill specific to two packaging businesses. After an ongoing pattern of declining operating performance over several years at the Chase Packaging facilities acquired in 1990, management assessed the carrying value of the remaining goodwill and wrote off $5.4 million. The other write-off is associated with Union Camp's 1996 purchase of a 50% interest in a packaging plant in Turkey. The company's investment in the plant has resulted in Union Camp incurring losses of $2.5 million and $1.7 million in 1997 and 1998, respectively. Upon reviewing the historical and projected operating results for the business, management concluded that expected future cash flows did not fully support the carrying value of this asset and wrote off $1.2 million. The business segments affected by these write downs were as follows:
Paperboard and Packaging, $6.6 million; Fine Paper, $.5 million; Other, $1 million.

1998 OTHER CHARGES: Income from operations for 1998 also included two significant charges. The company recorded a $10.7 million reserve for a potential loss relating to an outstanding trade receivable and loan guarantee for a customer with questionable future cash flows, with $8.7 million recorded in the third quarter. Additionally, in the third quarter the company recorded higher than normal environmental/OSHA remediation expenses of $6 million.

1996 SPECIAL CHARGE: During the fourth quarter of 1996, the company recorded a $39.4 million pre-tax charge ($24.3 million after-tax) to operating income. The Special Charge related to restructuring costs associated with the company's profit enhancement plan announced at the end of 1996 and asset write downs. Included in the charge was $21.0 million for employee severance costs and $18.4 million for asset write downs. The employee severance costs related to the elimination of approximately 400 positions. As of December 31, 1998, all 400 positions had been eliminated under this program at a cost of $21.0 million. No adjustments were made to the special charge reserve established at the end of 1996. Asset write-downs of $18.4 million consisted of $9.0 million for obsolete equipment, $6.4 million for a real estate development project and $3.0 million for an intangible asset related to propriety technology. The business segments affected by these write downs were as follows: Paperboard and Packaging, $6.6 million; Fine Paper, $2.0 million; Other, $9.8 million.

1996 OTHER CHARGES: Also included in 1996 income from operations are environmental/OSHA remediation expenses of $5 million, demolition costs of $2.1 million, and other costs of $0.4 million which were previously included in the 1996 special charge and have been reclassified to "Cost of Products Sold" and "Selling and Administrative Expenses".

3. MERGERS AND ACQUISITIONS

Merger with International Paper - In November 1998, Union Camp announced that it would be acquired by International Paper Company through an exchange of International Paper common shares for Union Camp common shares valued at approximately $4.9 billion. The exchange ratio will be based on the average price of International Paper's stock prior to closing. The transaction, which is expected to be finalized early in the second quarter of 1999, is subject to shareholder approval and is expected to be accounted for as a pooling of interests.

Acquisitions - In October 1997, the company acquired the outstanding shares of Phoenix Display and Packaging Corporation, a leading merchandising and point-of-purchase display company. In June, Alling and Cory, the company's paper distribution business, acquired the Antietam Paper Company. In March, the company acquired a 75% interest in Puntapel, S. A., a multiwall plant located in San Luis, Argentina. The cost of these acquisitions, accounted for as purchases, was $20 million in the aggregate.

     In August 1997, the company contributed 25 thousand acres of timberlands valued at $30.7 million for a 50% equity investment in Forestmax LLC, which has as its primary assets timberland holdings. The company will recognize a gain of $27 million over a future period on the basis of timber cut.

     On August 2, 1996, the company acquired The Alling & Cory Company (Alling &
Cory), a paper distribution business, for a consideration totaling $88.5 million, consisting of 1.7 million shares of company common stock and $5.4 million cash. This acquisition was accounted for under the purchase method and, accordingly, the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired has been treated as goodwill.

     The pro forma effect of these acquisitions is not material.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION

        December 31,                                1998         1997
        -------------------------------------------------------------
        Receivables
        Trade                                  $ 534,646    $ 598,105
        Other                                     42,508       57,810
        -------------------------------------------------------------
                                                 577,154      655,915
        Less estimated doubtful accounts,
          discounts and allowances                19,953       17,785
        -------------------------------------------------------------
        Net                                    $ 557,201    $ 638,130
        =============================================================

        Inventories
        Finished goods                         $ 284,601    $ 275,112
        Raw materials                            103,195      109,352
        Supplies                                 108,613      110,849
        -------------------------------------------------------------
        Total                                  $ 496,409    $ 495,313
        =============================================================


     At December 31, 1998 and 1997, finished goods and raw materials totaling $253.4 million and $240.1 million, respectively, were valued at LIFO cost. The excess of current cost over LIFO value was $91.2 million and $99.0 million in 1998 and 1997, respectively.

        December 31,                                  1998         1997
        ---------------------------------------------------------------
        Other Current Assets
        Prepayments                             $   33,510   $   24,212
        Short-term timber leases                    10,219       19,044
        Assets held for resale                      33,173           --
        ---------------------------------------------------------------
        Total                                   $   76,902   $   43,256
        ===============================================================

        Plant and Equipment,
           at cost
        Land                                    $   32,225   $   36,429
        Buildings and improvements                 564,031      568,506
        Machinery and equipment                  6,178,635    5,974,738
        Construction-in-progress                   149,591      220,804
        ---------------------------------------------------------------
        Total                                   $6,924,482   $6,800,477
        ===============================================================

     At December 31, 1998, property (principally machinery and equipment) having an original cost of approximately $388 million and a net book value of $139 million is pledged against lease obligations and notes payable to industrial development authorities (see also Note 5). These obligations and notes payable have outstanding long-term balances totaling approximately $333 million.

DECEMBER 31,                         1998            1997
---------------------------------------------------------
OTHER ASSETS
Goodwill                         $ 73,845        $ 82,783
Investment in affiliates           70,658          76,019
Other intangibles                  68,653          44,383
Pension assets                     55,335          42,593
Other                              39,790          24,561
---------------------------------------------------------
Total                            $308,281        $270,339
=========================================================


SHORT-TERM DEBT: Included in Notes Payable at December 31, 1998 and 1997 were $194.5 million and $112.8 million, respectively, of commercial paper borrowings. The weighted average interest rate on these borrowings for the years 1998 and 1997 were 5.67% and 5.76%, respectively.

     The company has short-term revolving credit facilities in numerous countries primarily outside the United States, which provide for aggregate availability of $172 million. At December 31, 1998 and 1997, approximately $72 million and $92 million, respectively, was outstanding and included in short-term borrowings. Related commitment fees are either nominal or zero.

DECEMBER 31,                         1998            1997
---------------------------------------------------------
OTHER ACCRUED LIABILITIES

Payrolls                         $ 66,048        $ 72,276
Interest                           28,902          29,652
Special charge reserve             15,359           3,647
Pension liabilities                30,977          15,552
Other                             100,083          91,846
---------------------------------------------------------
Total                            $241,369        $212,973
=========================================================

OTHER LIABILITIES AND MINORITY INTEREST
Postretirement and
   postemployment benefits       $136,034        $130,412
Minority interest                 112,659         102,429
Minimum pension liability          15,067           7,210
Other                              48,042          50,787
---------------------------------------------------------
Total                            $311,802        $290,838
=========================================================

5. LONG-TERM DEBT

     The current portion of long-term debt at December 31, 1998 amounted to $70.1 million. Amounts payable in the years 2000 through 2003 are $38.7 million, $48.1 million, $140.5 million and $18.8 million, respectively.

     At December 31, 1998, $46 million of commercial paper borrowings was classified as long-term debt, since the company has the ability and intent to renew these obligations through the year 2001. The effective interest rate on these borrowings was 5.67%.

     The company has revolving credit and term loan agreements which provide for unsecured borrowings up to $500 million in the United States through the year 2001. Any borrowings under these agreements would incur interest at the prevailing prime rate or other market rates. Nominal commitment fees are paid on the unused portion. At December 31, 1998 and 1997, no borrowings were outstanding under these agreements.

DECEMBER 31,                                1998              1997
----------------------------------------------------------------------
Sinking fund debentures:
   8-5/8% due 2000-2016                $    22,500         $    42,674
   10% due 2000-2019                       100,000             100,000
   9-1/4% due 2002-2021                    117,780             117,780
Debentures:
   9-1/2% due 2002                         100,000             100,000
   9-1/4% due 2011                         124,800             124,800
   8-1/2% due 2022                         100,000             100,000
Notes:
   7-3/8% due 1999                            --                50,000
   7% due 2006                             150,000             150,000
   6-1/2% due 2007                         150,000             150,000
Medium-term notes due
   2000-2001; 7.75% to 9.54%;
   weighted average rate 8.38%              41,000              53,000
Industrial Development Revenue
   Bonds due 2001-2013; 5.19%
   to 8.0%; weighted average
   rate 6.28%                               35,843              36,944
Pollution Control Revenue Bonds
   due 2000-2028; 4.7% to 7.45%;
   weighted average rate 6.50%             296,845             297,500
Other notes due 2000-2004                   11,135               5,024
Commercial paper                            46,000              46,000
Less unamortized discount                   (5,820)             (6,272)
----------------------------------------------------------------------
Total                                  $ 1,290,083         $ 1,367,450
======================================================================

6. STOCKHOLDERS' EQUITY

                                                                                                Accumulated
                                                                    Capital in                     Other
                                                       Common        Excess of     Retained    Comprehensive
                                                        Stock        Par Value     Earnings        Income
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                             $69,078        $37,749     $2,028,014       $(13,149)
   Net Income                                               --             --         85,308             --
   Cash dividends ($1.80 per share)                         --             --       (124,718)            --
   Common stock repurchases                             (1,714)       (84,785)            --             --
   Issuance of stock for options and award plans           152          5,638             --             --
   Shares issued for business acquisitions               1,701         81,330             --             --
   Foreign currency translation                             --             --             --          8,990
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                             $69,217        $39,932     $1,988,604        $(4,159)
   Net Income                                               --             --         81,070             --
   Cash dividends ($1.80 per share)                         --             --       (125,051)            --
   Common stock repurchases                               (688)       (36,176)            --             --
   Issuance of stock for options and award plans           551         26,033             --             --
   Shares issued for business acquisitions                 184         11,383             --             --
   Foreign currency translation                             --             --             --        (15,182)
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                             $69,264        $41,172     $1,944,623       $(19,341)
   Net Income                                               --             --         19,310             --
   Cash dividends ($1.80 per share)                         --             --       (124,733)            --
   Common stock repurchases                               (277)       (12,725)            --             --
   Issuance of stock for options and award plans           497         24,981             --             --
   Foreign currency translation                             --             --             --          1,135
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                             $69,484        $53,428     $1,839,200       $(18,206)
-----------------------------------------------------------------------------------------------------------

The authorized capital stock of the company at December 31, 1998, 1997 and 1996 consisted of 125,000,000 shares of common stock, $1.00 par value, and 1,000,000 shares of authorized but unissued preferred stock, $1.00 par value.
Common stock repurchased is included in the authorized but unissued shares of the company.

Shareholder Rights Agreement: The company has a Shareholders' Rights Agreement pursuant to which preferred stock purchase rights are issued to the common stockholders at the rate of one right for each share of common stock. The Shareholder Rights Agreement was amended on November 23, 1998 to make it inapplicable to the transaction contemplated by the Merger Agreement, dated as of November 24, 1998, among the company, International Paper Company, and Maple Acquisition, Inc., a subsidiary of International Paper.

     Where applicable, each right entitles shareholders to purchase, under certain conditions (i) one one-thousandth of a share of the company's Series A Junior Participating Preferred Stock at an exercise price of $175 or (ii) common stock of the company having a market value of two times the exercise price. Alternatively, the Board of Directors may permit holders to surrender each right in exchange for one share of common stock. The rights will be exercisable only if a person or group acquires 15% or more of the outstanding common stock or announces a tender offer for 15% or more of the common stock. The rights expire February 26, 2006 and may be redeemed for $.001 per right by the Board of Directors prior to the time the rights become exercisable. In addition, if after any person acquires 15% or more of the company's common stock, the company is involved in a merger or other business combination transaction with another person after which its common stock does not remain outstanding, or the company sells 50% or more of its assets or earning power, each right will entitle its holder to purchase, at the then current exercise price, shares of the acquiring company's common stock having a market value equal to two times the purchase price.

7. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of certain financial instruments: cash, short-term investments, trade receivables and payables approximate their fair values. The fair value of the company's long-term debt varies with market conditions and is estimated based on quoted market prices for similar financial instruments by obtaining quotes from brokers.

     At December 31, 1998, the book value of long-term debt was $1.3 billion and the fair value was approximately $1.4 billion. The book value of all other financial instruments approximates their fair value.

DERIVATIVE FINANCIAL INSTRUMENTS: Derivative instruments are used by the company only to hedge the risk associated with underlying business transactions such as existing floating rate debt and existing foreign currency commitments. Derivatives are not used for trading or speculative purposes. The book value of these derivatives approximates their fair value.

     At December 31, 1998, the company had outstanding foreign exchange contracts valued at $77.7 million. The purpose of $76.6 million of these contracts is to neutralize foreign currency transaction risk generated by the company's firm foreign currency business commitments resulting from the sale and purchase of products. The change in value of these contracts resulting from changes in the respective foreign currency rates versus the U. S. dollar is accrued monthly and credited or charged to foreign exchange gain or loss. These foreign currency commitment exposures are evaluated on an ongoing basis and the amount of the related foreign currency contracts are adjusted as required to offset the risk associated with the underlying transactions.

     Cash settlements are executed whenever the contracts are adjusted, which occurs at least monthly. The additional $1.1 million of foreign exchange contracts at December 31, 1998 represent hedges of specific firm commitments for certain capital expenditure and raw material purchase transactions denominated in foreign currencies. The company enters into these contracts, from time to time, to establish with certainty the U. S. dollar amount of the specific firm commitments. All foreign exchange contracts are limited to currencies with established forward markets and to counterparties, which have Moody's credit ratings of A1 or better. As a result, the company considers the credit risk of counterparty default to be minimal.

     At December 31, 1998, the company had an outstanding interest rate swap agreement, the purpose of which is to convert $19.0 million of floating rate commercial paper to fixed rate debt. The swap agreement is based on a declining principal balance schedule which terminates in April 2000. The differential between fixed and floating rate obligations is accrued as interest rates change and is charged or credited to interest expense over the life of the agreement. Cash settlements are payable semi-annually. The counterparty has a Moody's credit rating of Aa3.

8. INCOME TAXES

     The components of income before income taxes and minority interest are as follows:

                            1998              1997             1996
----------------------------------------------------------------------
Domestic                  $ 17,858          $ 99,071          $ 97,187
Foreign                     32,643            44,739            53,858
----------------------------------------------------------------------
Total                     $ 50,501          $143,810          $151,045
======================================================================

The provision for income taxes is comprised of the following:

                              1998             1997            1996
---------------------------------------------------------------------
CURRENT:
   Federal                   $11,849         $ 19,493        $ 34,313
   State and local             1,325            3,132           3,831
   Foreign                     8,926           11,321           9,229
---------------------------------------------------------------------
                             $22,100         $ 33,946        $ 47,373
---------------------------------------------------------------------
DEFERRED:
   Federal                  ($ 1,570)        $ 13,870        $  2,094
   State                      (1,193)           1,297            (206)
   Foreign                       766            2,691           5,989
---------------------------------------------------------------------
                            ($ 1,997)        $ 17,858        $  7,877
---------------------------------------------------------------------
Total                        $20,103         $ 51,804        $ 55,250
=====================================================================

     The company follows the provisions of SFAS No. 109, "Accounting for Income Taxes," whereby deferred taxes represent estimated liabilities to be paid or assets to be received in the future and tax rate changes would immediately affect those liabilities or assets. The cumulative deferred tax liability at December 31, 1998 and 1997 was $741.6 million and $744.7 million, respectively. The significant components of these liabilities (assets) are as follows:

December 31,                           1998               1997
----------------------------------------------------------------
Deferred federal taxes:
Accelerated depreciation            $ 709,452          $ 713,436
Alternative minimum tax               (33,805)           (45,540)
Postretirement benefits               (46,282)           (44,294)
Other                                  18,057             26,553
----------------------------------------------------------------
Total deferred federal taxes        $ 647,422          $ 650,155

Deferred state taxes                $  63,378          $  64,467
Deferred foreign taxes                 30,805             30,055
----------------------------------------------------------------
Total deferred taxes                $ 741,605          $ 744,677
================================================================

     A detailed analysis of the effective tax rate is as follows:

                                1998      1997     1996
-------------------------------------------------------
Statutory federal tax rate      35.0%     35.0%    35.0%
State taxes (net of
   federal tax impact)          (1.7)      2.4      1.5
Foreign income taxes            (1.0)     (1.2)    (2.3)
Goodwill                         5.3        -        -
Other                            2.2      (0.2)     2.4
-------------------------------------------------------
Effective rate                  39.8%     36.0%    36.6%
=======================================================

9. EMPLOYEE STOCK OPTION PLANS

     Under the stock option plans adopted in 1982 and 1989 (as amended), a maximum of 2,175,000 shares and 6,370,680 shares, respectively, of the company's common stock were made available for the granting of options and stock appreciation rights to officers and other key employees of the company and its subsidiaries at prices not less than 100% of fair market value at the dates of grant. Such options generally become exercisable two years after the date of grant and expire ten years from that date. No further options may be granted under the 1982 plan. At the end of 1998, 12,580 options were available for future grants under the 1989 plan.

     Under the 1989 plan, 1,274,135 shares may be awarded as restricted stock to selected officers and other key employees of the company and its subsidiaries. Recipients of restricted stock are entitled to receive cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a specified period.

     Common shares issued as restricted stock under this plan were 6,631 in 1998, 4,533 shares in 1997 and 38,890 shares in 1996. The weighted average fair value on the date of grant was $55.07 for restricted stock granted in 1998, $48.56 for restricted stock granted in 1997, and $49.50 for restricted stock granted in 1996. Unearned compensation, equivalent to the market price of the restricted shares at date of grant, is included within Stockholders' Equity and is amortized to expense over the five-year restriction period.

     The following table summarizes activity in the company's stock option plans for 1998, 1997 and 1996. The options outstanding that had related stock appreciation rights attached were 1,067,101 at December 31, 1996. In the third quarter of 1997, all outstanding stock appreciation rights previously granted in tandem with nonqualified stock options were relinquished. This did not have a material impact on reported earnings. The related stock options were not affected and remain outstanding.

----------------------------------------------------------------------------------------------------------------------
                                    1998                         1997                           1996
                              ----------------------------------------------------------------------------------------
                                          Weighted                       Weighted                       Weighted
                                           Average                       Average                         Average
                             Shares     Exercise Price     Shares     Exercise Price      Shares      Exercise Price
----------------------------------------------------------------------------------------------------------------------
Options outstanding at
   beginning of year        4,429,836      $ 48.48       4,120,426       $ 44.86         3,582,626      $ 43.57
Granted                       929,583        48.93         949,700         58.84           722,000        49.38
Exercised                    (503,280)       43.42        (544,225)        41.08           (96,427)       38.97
Forfeited                     (26,900)       54.66         (96,065)        35.33           (76,598)       34.24
Expired                          (380)       34.13               -             -           (11,175)       47.90
----------------------------------------------------------------------------------------------------------------------

Options outstanding
   at end of year           4,828,859      $ 49.10       4,429,836       $ 48.48         4,120,426      $ 44.86
----------------------------------------------------------------------------------------------------------------------
Options exercisable
   at end of year           2,964,576      $ 46.08       2,758,136       $ 44.75         2,741,526      $ 42.57
======================================================================================================================

     For options outstanding as of the end of 1998, the range of exercise prices was $33.69 to $58.84 per share and the weighted average remaining life was 7.0 years. The weighted average fair values of the options granted during 1998, 1997 and 1996 were $13.00, $12.60 and $9.66 per share, respectively.

     Fair value was determined through use of the Black-Scholes options pricing formula. For options granted in 1998, the risk-free interest rate was 4.69%, the expected life was 7 years, the expected volatility was 26% and expected dividend yield was 2.7%, all calculated on a weighted average basis. For options granted in 1997 and 1996, the risk-free interest rate was 5.70% and 5.74%, respectively, the expected life was 7 years and 6 years, the expected volatility was 19% and 18%, respectively, and the expected dividend yield was 3.4%, all calculated on a weighted average basis.

     Total compensation cost recognized in income for stock-based compensation awards was $0.7 million in 1998, $3.3 million in 1997 and $0.7 million in 1996. If the company had elected to adopt the provisions of SFAS No. 123, the pro forma net income and earnings per share would have been $13.3 million or $0.19 per basic share in 1998 ($0.19 per diluted share), $76.7 million or $1.10 per basic share in 1997 ($1.10 per diluted share), and $83.1 million or $1.20 per basic share in 1996 ($1.19 per diluted share).

     In connection with the contemplated business combination, existing options will convert to options of International Paper at the same intrinsic value. No adjustment has been made to the options disclosure above to give effect to the merger with International Paper.

10. PENSION PLANS AND POSTRETIREMENT BENEFITS

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

     The company also sponsors a defined contribution plan for substantially all
U. S. salaried and certain hourly employees of the company. Under the provisions of the plan, the company matches a portion of the employees' voluntary contributions. The company's matching contributions to the plan were approximately $10.6 million, $9.5 million, and $11.1 million for 1998, 1997, and 1996, respectively.

     The company has a contributory postretirement health care plan covering primarily its U. S. salaried employees. Employees become eligible for these benefits when they meet minimum age and service requirements. The company funds its plan on a "pay-as-you-go" basis, in an amount equal to the retirees' medical claims paid.

     Summarized information on the company's retirement plans is as follows:

                                                --------------------------------------------------  -------------------------
                                                                  Pension Benefits                   Postretirement Benefits
                                                --------------------------------------------------  -------------------------
                                                           1998                      1997               1998         1997
                                                --------------------------------------------------  -------------------------
                                                   Domestic     Foreign     Domestic     Foreign
                                                --------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
     Benefit obligation at January 1,             $  982,743    $168,467    $844,820    $150,340    $ 145,077    $ 124,094
     Service cost                                     25,941       4,998      23,780       4,383        4,787        4,798
     Interest cost                                    66,835      11,888      63,466      11,568        8,931        9,458
     Participant contributions                           --          494          --         468          812          699
     Plan amendments                                  10,210          --       9,227          --           --           --
     Exchange rate changes                                --       2,877          --      (3,458)
     Actuarial loss (gain)                            46,130      14,617      97,108      11,369      (18,759)      16,252
     Settlement                                          185          --         491          --           --           --
     Special termination benefits                     10,818          --          --          --        3,384           --
     Benefits paid                                   (61,234)     (6,512)    (56,149)     (6,203)     (10,433)     (10,224)
                                                --------------------------------------------------  -------------------------
     Benefit obligation at December 31,           $1,081,628    $196,829    $982,743    $168,467    $ 133,799    $ 145,077
                                                ==================================================  =========================
CHANGE IN PLAN ASSETS:
     Fair value of plan assets at January 1,      $  955,000    $181,667    $859,806    $160,213    $      --    $      --
     Actual return on plan assets                    115,309      (1,368)    149,135      28,647           --           --
     Administrative expenses                          (6,594)         --      (5,244)         --         (385)        (381)
     Exchange rate changes                                --       2,696          --      (3,663)
     Company contribution                              3,782       4,220       7,452       2,205       10,006        9,906
     Participant contributions                            --         494          --         468          812          699
     Benefits paid                                   (61,234)     (6,512)    (56,149)     (6,203)     (10,433)     (10,224)
                                                --------------------------------------------------  -------------------------
     Fair value of plan assets at December 31,    $1,006,263    $181,197    $955,000    $181,667    $      --    $      --
                                                ==================================================  =========================
RECONCILIATION OF FUNDED STATUS:
     Funded status                                $  (75,365)   $(15,632)   $(27,743)   $ 13,200    $(133,799)   $(145,077)
     Unrecognized actuarial loss (gain)               (2,997)     56,167     (28,542)     21,303         (652)      16,122
     Unrecognized prior service cost                  28,955      (1,225)     22,709      (1,351)       2,217        2,402
     Unrecognized transition (asset) obligation        3,634        (756)      5,451      (1,486)                     --
                                                --------------------------------------------------  -------------------------
     Net (liability) asset recognized on
               Balance Sheet                      $  (45,773)   $ 38,554    $(28,125)   $ 31,666    $(132,234)   $(126,553)
                                                ==================================================  =========================
AMOUNTS RECOGNIZED IN THE STATEMENT OF
FINANCIAL POSITION CONSIST OF:
     Accrued benefit liability                    $  (60,840)   $     --    $(35,335)   $     --    $(132,234)   $(126,553)
     Prepaid benefit cost                                 --      38,554          --      31,666           --           --
     Intangible pension asset                         15,067          --       7,210          --           --           --
                                                --------------------------------------------------  -------------------------
     Net amount recognized                        $  (45,773)   $ 38,554    $(28,125)   $ 31,666    $(132,234)    (126,553)
                                                ==================================================  =========================

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31,

                                                --------------------------------------------------
                                                                  Pension Benefits
                                                --------------------------------------------------
                                                           1998                      1997
                                                --------------------------------------------------
                                                   Domestic     Foreign     Domestic     Foreign
                                                --------------------------------------------------
     Discount rate                                   6.75%        6.5%        7.0%        7.0%
     Expected return on plan assets                   9.5%        9.7%        9.5%       10.5%
     Rate of compensation increase                   4.75%        4.5%       4.75%        6.0%

PENSION PLANS WITH ACCUMULATED BENEFIT OBLIGATIONS IN EXCESS OF PLAN ASSETS ($ IN MILLIONS):

                                           ----------------------------
                                                 1998         1997
                                           ----------------------------
     Projected benefit obligation             $  323.6     $  296.9
     Accumulated benefit obligation              315.8        290.7
     Fair value of plan assets                   269.9        259.5

THE COMPONENTS OF NET PERIODIC BENEFIT COST FOLLOW:

                                           ----------------------------------------      ----------------------------------------
                                                       PENSION BENEFITS                          POSTRETIREMENT BENEFITS
                                           ----------------------------------------      ----------------------------------------
                                                 1998         1997        1996                1998         1997         1996
                                           ----------------------------------------      ----------------------------------------
     Service cost                             $    30,939  $  28,165   $  28,747           $  4,787     $  4,798    $  5,311
     Interest cost                                 78,723     75,032      68,613              8,931        9,458       8,819
     Expected return on plan assets              (107,431)   (96,089)    (85,657)                 -            -           -
     Amortization of prior service cost             4,496      3,855       3,126                185          185         185
     Amortization of transitional obligation        1,079      1,079       1,068                  -            -           -
     Recognized actuarial loss                        294        206         675                  -            -           -
                                           ----------------------------------------      ----------------------------------------
     Net periodic benefit cost                $     8,100  $  12,248   $  16,572           $ 13,903     $ 14,441    $ 14,315
                                           ========================================      ========================================


     The discount rates used to determine the postretirement benefit obligation at December 31, 1998 and 1997 were 6.75% and 7.0%, respectively. For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for the first half of 1998, and a 5% annual rate of increase was assumed for the second half of 1998. After 1998, the rate will remain level at 5%.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point increase in 1998 in the health care cost trend rates would increase the postretirement benefit expense by $1.7 million and the postretirement benefit obligation by $14.2 million. A one percentage point decrease in 1998 in the health care cost trend rates would decrease the postretirement benefit expense by $1.5 million and the postretirement benefit obligation by $12.6 million.

     Included in the 1998 Special Charge was $14.2 million for special termination benefits attributable to the elimination of approximately 540 positions in connection with an employee severance program.

     Included in the 1996 Special Charge was $8.2 million for special termination benefits primarily attributable to the elimination of approximately 400 positions in connection with an employee severance program.

     Under these employee severance programs, designated participants in the Union Camp Salaried plan who met the eligibility requirements were able to retire and receive enhanced benefits. These benefits involved increased periodic future payments and were provided for under the pension plan.

11. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for income taxes was $34.3 million in 1998, $29.7 million in 1997 and $52.1 million in 1996. Cash paid for interest, net of amounts capitalized, was $118.8 million in 1998, $118.4 million in 1997 and $109.4 million in 1996.

     The following table summarizes non-cash investing and financing activities related to the company's acquisitions in 1997 and 1996.

                                 1997          1996
-----------------------------------------------------
Fair value of assets
   acquired                   $ 42,085       $235,139
Less: cash paid                 13,890         49,452
Common stock issued             11,567         83,031
-----------------------------------------------------
Liabilities incurred or
   assumed                    $ 16,628       $102,656
=====================================================


12. COMMITMENTS AND CONTINGENT LIABILITIES

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

     The company guaranteed a loan of $15 million made by a financial institution to a customer. The loan guarantee has a term of four years and is secured by the entity's assets. In addition, this customer is past due on a trade account receivable of $15 million. The customer's recent results of operations and anticipated cash flows indicate that it is doubtful that its obligations relative to the loan guaranteed by the company and the past due receivable will be fully met. As a result, the company has estimated the potential for loss and recorded a $10.7 million reserve against the exposure. As a result of on-going events and future business conditions, the company may incur additional losses that cannot be reasonably estimated. The outstanding balance of the loan was $13.3 million at December 31, 1998. Payments totaling $2.1 million toward principal were made by this borrower subsequent to year-end.

13. SEGMENTS

     Union Camp is a leading manufacturer of paper, packaging, chemicals and wood products serving both U.S. and international markets. The company's divisions are classified into reportable segments based on the nature of their products or services. The Paperboard and Packaging segment includes revenue from the sales of paper and packaging products, such as linerboard, kraft paper, corrugated containers, flexible packaging and folding cartons. The Fine Paper segment includes revenue from the sale of uncoated free sheet. The company's Distribution segment, The Alling & Cory Company, is a leading distributor of business communication and printing papers, industrial packaging, and business products. The company's Wood products segment produces southern pine lumber, plywood, and particleboard panels. The Chemical Group is involved in the manufacture of chemicals used in inks, coatings and adhesives and, through its Bush Boake Allen subsidiary, the manufacture of flavor, fragrance and aroma chemicals. In addition, the company also manages a woodlands base of about 1.6 million acres, supplying raw materials for its linerboard, packaging and paper making business, as well as for the manufacture of wood products.

     In the fourth quarter of 1998, the company implemented SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement establishes revised standards for the reporting of financial information about a company's operating segments. In accordance with the provisions of this statement, the company has revised its segment presentation to be consistent with the basis used by management to organize the businesses within the company, make operating decisions, and assess performance. Prior years' information has been restated to conform with the current year presentation.

     Operating results and other financial data are presented for the principal business segments of the company for the years ended December 31, 1998, 1997 and 1996. Total revenue and operating profit by business segment include both sales to customers, as reported in the company's consolidated income statement, and intersegment sales, which are accounted for at prices charged to customers and eliminated in consolidation. The amount of the elimination of intersegment profit on any product that remains in inventory at the end of the period is determined by changes in quantities of inventory and changes in the margins of profit. The operating results and identifiable assets of the company's Woodlands operation have been allocated to the Fine Paper, Paperboard and Packaging, and Wood Products segments, which are directly supported by those operations.

     Operating profit by business segment is total revenue less operating expenses. In computing operating profit by business segment, none of the following items has been added or deducted: other income, portions of administrative expenses, interest expense, income taxes and unusual items. Identifiable assets by business segment are those assets used in company operations in each segment. Corporate assets are principally cash, intangible assets, deferred charges and assets held for resale. Included within Other is the company's real estate operation, The Branigar Organization.

     Total revenue and operating profit from the company's foreign subsidiaries was $567 and $40 million in 1998, $564 and $51 million in 1997, and $538 and $48 million in 1996. No geographic area outside the United States was material relative to consolidated revenues, operating profits or identifiable assets. Export sales from the United States were $322 million in 1998, $384 million in 1997, and $359 million in 1996.

------------------------------------------------------------------------------------------------------------------------------------
                                            PAPERBOARD                                WOOD        CHEMICAL                  TOTAL
                                                 &
                                             PACKAGING   FINE PAPER  DISTRIBUTION   PRODUCTS       GROUP        OTHER      SEGMENTS
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Sales to customers                          $1,769,269   $  903,647   $  723,200   $  313,065   $  748,830   $   44,874   $4,502,885
Intersegment sales                              19,482       57,392           --           83          675           --       77,632
                                           -----------------------------------------------------------------------------------------
  TOTAL REVENUE                              1,788,751      961,039      723,200      313,148      749,505       44,874    4,580,517
OPERATING PROFIT                                59,662       40,194        4,374       54,946       66,880       17,907      243,963
Identifiable assets                          2,110,696    1,867,548      188,345      279,531      649,826       29,359    5,125,305
Depreciation, amortization & cost
  of company timber harvested                  136,913      128,816        2,948       15,460       28,365          128      312,630
Capital expenditures                           104,753       73,737          467       30,888       53,118          119      263,082
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
Sales to customers                          $1,705,471   $  952,062   $  693,947   $  326,373   $  758,607   $   40,301   $4,476,761
Intersegment sales                              19,860       60,708           --          114          347           --       81,029
                                           -----------------------------------------------------------------------------------------
  TOTAL REVENUE                              1,725,331    1,012,770      693,947      326,487      758,954       40,301    4,557,790
OPERATING PROFIT                                61,869       81,710        4,957       86,293       72,739        9,605      317,173
Identifiable assets                          2,198,586    1,897,833      196,568      260,880      636,916       29,652    5,220,435
Depreciation, amortization & cost
  of company timber harvested                  134,282      129,513        3,143       13,695       26,392          488      307,513
Capital expenditures                           104,359      119,568        1,140       41,405       57,627          199      324,298
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
Sales to customers                          $1,739,123   $  969,539   $  278,859   $  281,467   $  700,662   $   43,547   $4,013,197
Intersegment sales                              16,660       30,538           --           72           --           --       47,270
                                           -----------------------------------------------------------------------------------------
  TOTAL REVENUE                              1,755,783    1,000,077      278,859      281,539      700,662       43,547    4,060,467
OPERATING PROFIT                               125,954       75,212        5,327       59,179       68,552       21,263      355,487
Identifiable assets                          2,109,215    1,905,169      179,658      235,897      590,454       37,118    5,057,511
Depreciation, amortization & cost
  of company timber harvested                  131,992      126,807        1,399       11,896       22,065          552      294,711
Capital expenditures                           138,565      133,044        1,257       47,379       54,925           98      375,268
------------------------------------------------------------------------------------------------------------------------------------

                                                         1998          1997           1996
                                                        ------        ------         ------
RECONCILIATION:

REVENUES
Revenues for reportable segments                     $ 4,580,517    $ 4,557,790    $ 4,060,467
Elimination of intersegment revenues                     (77,632)       (81,029)       (47,270)
                                                     -----------    -----------    -----------
    TOTAL CONSOLIDATED REVENUES                      $ 4,502,885    $ 4,476,761    $ 4,013,197
                                                     ===========    ===========    ===========

OPERATING PROFIT
Total operating profit for reportable segments       $   243,963    $   317,173    $   355,487
Unallocated amounts:
   Unallocated corporate admin. expenses                 (41,494)       (64,404)       (63,394)
   Unallocated LIFO                                        6,046          4,443           (119)
   Special Charge(1)                                     (39,750)            --        (39,435)
                                                     -----------    -----------    -----------
     CONSOLIDATED OPERATING PROFIT                       168,765        257,212        252,539
                                                     -----------    -----------    -----------
        Interest expense - net                           118,018        117,290        112,286
        Other expense (income) - net                         246         (3,888)       (10,792)
                                                     -----------    -----------    -----------
      INCOME BEFORE INCOME TAXES AND
        MINORITY INTEREST                            $    50,501    $   143,810    $   151,045
                                                     ===========    ===========    ===========

ASSETS
Total assets for reportable segments                 $ 5,125,305    $ 5,220,435    $ 5,057,511
Unallocated corporate assets                              51,109         21,266         38,796
                                                     -----------    -----------    -----------
     CONSOLIDATED ASSETS                             $ 5,176,414    $ 5,241,701    $ 5,096,307
                                                     ===========    ===========    ===========

DEPRECIATION, AMORTIZATION, AND COST OF
TIMBER HARVESTED
Depreciation, amortization and cost of timber
harvested for reportable segments                    $   312,630    $   307,513    $   294,711
Corporate depreciation and amortization                    2,494          3,105          3,746
                                                     -----------    -----------    -----------
TOTAL DEPRECIATION, AMORTIZATION, AND COST
    OF TIMBER HARVESTED                              $   315,124    $   310,618    $   298,457
                                                     ===========    ===========    ===========
CAPITAL EXPENDITURES
Total capital expenditures for reportable segments   $   263,082    $   324,298    $   375,268
Corporate capital expenditures                            10,211         12,928         11,175
                                                     -----------    -----------    -----------
   TOTAL CAPITAL EXPENDITURES                        $   273,293    $   337,226    $   386,443
                                                     ===========    ===========    ===========

     (1) If the 1998 special charge had been allocated, segment operating profits would have been as follows: Paperboard and Packaging, $42.9 million; Fine Paper, $34.4 million; Distribution, $3.6 million; Wood Products, $53.3 million; Chemical Group, $66.1 million; and Other, $17.3 million.

     If the 1996 special charge had been allocated, segment operating profits would have been as follows: Paperboard and Packaging, $114.8 million; Fine Paper, $62.1 million; Distribution, $5.3 million; Wood Products, $59.2 million; Chemical Group, $66.8 million; and Other, $14.9 million.

UNION CAMP CORPORATION
SELECTED QUARTERLY FINANCIAL DATA

                                              ($ in thousands, except share and per share)
------------------------------------------------------------------------------------------------
                                         Gross          Net         Basic
                          Net Sales      Profit       Income       Earnings    Diluted Earnings
                                                      (Loss)      Per Share      Per Share(1)
------------------------------------------------------------------------------------------------

1998  Fourth Quarter     $1,116,937     $225,703      $(4,401)      $(0.06)        $(0.06)
      Third Quarter       1,107,305      184,287      (21,821)*      (0.32)*        (0.32)*
      Second Quarter      1,134,069      252,937       18,813         0.27           0.27
      First Quarter       1,144,574      269,465       26,719         0.39           0.38

------------------------------------------------------------------------------------------------

1997  Fourth Quarter     $1,187,143     $283,841      $33,282        $0.48          $0.47
      Third Quarter       1,126,902      266,707       27,559         0.40           0.40
      Second Quarter      1,105,591      251,809       10,611         0.15           0.15
      First Quarter       1,057,125      232,034        9,618         0.14           0.14

================================================================================================

* Includes a special charge relating to restructuring costs, asset write downs and other costs which reduced income from operations by $39.8 million pre-tax and after-tax income by $26.4 million.

(1) Each quarter is calculated as a discrete period, the sum of the four quarters may not equal the calculated full-year amount. All calculations are in accordance with prescribed reporting requirements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Set forth below are the names, ages and positions of the directors and executive officers of the company as of March 1, 1999.

         NAME                  AGE                       POSITION
         ----                  ---                       --------
John C. Albert                 53                Senior Vice President

Susan M. Arseven               57                Senior Vice President and
                                                 Chief Information Officer

Jerry H. Ballengee             61                President and Chief Operating Officer, Director

George D. Busbee               71                Director

Jerome N. Carter               50                Senior Vice President

Raymond E. Cartledge           69                Director

Sir Colin R. Corness           67                Director

Charles H. Greiner, Jr.        51                Executive Vice President

A. William Hamill              51                Executive Vice President and
                                                 Chief Financial Officer

John F. Haren                  51                Controller

John T. Heald, Jr.             53                Executive Vice President

Robert D. Kennedy              66                Director

Thomas G. Lambrix              50                Senior Vice President

Gary E. MacDougal              62                Director

W. Craig McClelland            64                Chairman of the Board, Chief Executive Officer
                                                 and Director

Ann D. McLaughlin              57                Director


Willis J. Potts, Jr.           52                Senior Vice President

LH Puckett                     50                Senior Vice President

George J. Sella, Jr.           70                Director

Jeremiah J. Sheehan            60                Director

Dirk R. Soutendijk             60                Vice President, General Counsel and
                                                 Secretary

     The principal occupations during at least the past five years, other directorships held and certain other biographical information are set forth below for the directors and executive officers of the company. Each director's term will end upon the approval by the company's stockholders of the Agreement and Plan of Merger made November 24, 1998 with International Paper or, if the merger is not approved, at the annual meeting in the year stated below. Unless earlier terminated as consequence of the merger with International Paper Company, each officer's term will continue until elections by the Board at its meeting following the next annual meeting of stockholders, which is scheduled to be held July 27, 1999. There are no family relationships among directors and executive officers.

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

     Mr. Ballengee was elected President and Chief Operating Officer of the company in July 1994. He had been an Executive Vice President of the company since November 1988 and prior to that he was a Senior Vice President of the company. He has been a director of the company since 1988. Mr. Ballengee is a director of Chicago Bridge and Iron Company N.V. Mr. Ballengee's term expires in 2001.

     Mr. Busbee is a retired Senior Partner of and Of Counsel to the law firm of King & Spalding, Atlanta, Georgia* and a former Governor of the State of Georgia. Mr. Busbee has been a director of the company since 1983. He is a director of Weeks Corporation. Mr. Busbee's term expires in 1999.

-------------------
* The company retained the law firm of King & Spalding on several matters during 1998.

     Mr. Carter became Senior Vice President in January 1997. Previously he had been a Vice President since December 1995. Prior to that, he had been Kraft Paper and Board Division Manager of Industrial Relations.

     Mr. Cartledge was Chairman of the Board and Chief Executive Officer of the company from January 1986 until his retirement in June 1994. From April 1996 until December 1997, he was Chairman of the Board of Savannah Foods & Industries, Inc. Mr. Cartledge has been a director of the company since 1983. He is a director of Blount, Inc., Chase Brass Industries, Inc., Delta Air Lines, Incorporated, Sun Company, Inc. and UCAR International Inc. Mr. Cartledge's term expires in 1999.

     Sir Colin Corness was Chairman of the Board of Glaxo Wellcome plc (an international pharmaceutical company) until his retirement in May 1997. From May 1991 until his retirement in May 1995, Sir Colin was Chairman of the Board of Redland PLC (an international construction materials producer). Prior to May 1991, he was Chairman of the Board and Chief Executive Officer of Redland PLC. Sir Colin has been a director of the company since 1991. He is a director of Taylor Woodrow plc. Sir Colin's term expires in 2000.

     Mr. Greiner became Executive Vice President in January 1998. Previously, he was Senior Vice President and General Manager, Fine Paper Division from December 1993 to December 1997. Prior to that he had been a Vice President and General Manager of the Fine Paper Division.

     Mr. Hamill became Executive Vice President and Chief Financial Officer in June 1997. Mr. Hamill joined the company in June 1996 as Senior Vice President, Finance. From March 1993 to June 1996, he was a partner in SCI Investors Inc., an investment firm in Richmond, Virginia, and a stockholder and director of Custom Papers Group Inc., a specialty paper producer which was privately held during this period. Prior to March 1993, he was Senior Vice President and Chief Financial Officer of Specialty Coatings International Inc.

     Mr. Haren became Controller in November 1996. Previously, he was an Assistant Controller.

     Mr. Heald became Executive Vice President in January 1998. Previously, he was Senior Vice President, Converting Group from June 1993 to December 1997. Prior to that, he had been a Vice President and General Manager of the Container Division since November 1988.

     Mr. Kennedy is Chairman of the Board of UCAR International, Inc. (an international manufacturer of graphite and carbon electrodes). From March 1998 to June 1998 Mr. Kennedy was Chairman of the Board and Chief Executive Officer of UCAR International Inc. He is the retired Chairman of the Board and Chief Executive Officer of Union Carbide Corporation (an international petrochemical corporation). Mr. Kennedy has been a director of the company since 1990. He is a Director of Kmart Corporation, LionOre Mining International Ltd., Sun Company, Inc., UCAR International Inc. and Union Carbide Corporation. Mr. Kennedy's term expires in 2000.

     Mr. Lambrix became Senior Vice President in January 1998. Previously he had been a Vice President with responsibility for corporate communications and public affairs since 1992.

     Mr. MacDougal served as Chairman of the Board and Chief Executive Officer of Mark Controls Corporation (building control systems and flow controls manufacturer) from November 1969 until May 1988. He is Senior Advisor to the Governor of Illinois on Human Services Reform and a Trustee of the Annie Casey Foundation (for disadvantaged children). He was the General Director of the New York City Ballet from 1993 to 1994. Prior to March 1990, he was United States delegate and Alternate Representative to the United Nations. Mr. MacDougal has been director of the company since 1975. He is a director of the Bulgarian-American Enterprise Fund, Saratoga Partners and United Parcel Service of America, Inc. Mr. MacDougal's term expires in 1999.

     Mr. McClelland is Chairman of the Board and Chief Executive Officer of the company. He was President and Chief Operating Officer of the company from December 1989 to July 1994. Previously, he was an Executive Vice President of the company since November 1988. From September 1986 until November 1988, Mr. McClelland was a Director and Executive Vice President of International Paper Company and President and Chief Executive Officer of Hammermill Paper Company (a subsidiary of International Paper Company). Prior to September 1986, he was a Director and President and Chief Executive Officer of Hammermill Paper Company. Mr. McClelland has been a director of the company since 1988. He is a director of Allegheny Teledyne, Inc. and PNC Financial Corporation. Mr. McClelland's term expires in 2000.

     Ms. McLaughlin is Chairman of The Aspen Institute (a non-profit organization assisting in formulating the policies and developing the values-based leadership of democratic institutions). She was Vice Chairman of The Aspen Institute from 1993 to October 1996. From 1990 to 1995 she was President of the Federal City Council, Washington, D.C (a non-profit organization to improve the Nation's capital). Ms. McLaughlin was a director of the company in 1987, resigned to become United States Secretary of Labor and rejoined the Board of Directors in 1989. She is a director of AMR Corporation, Donna Karan International Inc., Fannie Mae, General Motors Corporation, Harman International Industries, Inc., Host Marriott Corporation, Kellogg Company, Nordstrom and Vulcan Materials Company. Ms. McLaughlin's term expires in 2001.

     Mr. Potts became Senior Vice President and General Manager, Kraft Paper and Board Division in December 1995. Prior to that, he had been a Vice President and General Manager, Kraft Paper and Board Division since June 1994. He was Vice President and General Operations Manager, Kraft Paper and Board Division from December 1992 to June 1994.

     Mr. Puckett became Senior Vice President and General Manager of the Fine Paper Division in January 1998. Previously he had been a Vice President since January 1995 and

General Sales and Marketing Manager prior to that time, with responsibility for sales and marketing for the Fine Paper Division.

     Mr. Sella, Jr. is the retired Chairman of the Board and Chief Executive Officer of American Cyanamid Company (a research-based biotechnology company). He has been a director of the company since 1985. Mr. Sella is a director of Bush Boake Allen Inc., Coulter Pharmaceutical, The Equitable Companies Incorporated and The Equitable Life Assurance Society of the United States. Mr. Sella's term expires in 2001.

     Mr. Sheehan is Chairman of the Board and Chief Executive Officer of Reynolds Metals Company (international aluminum and packaging corporation). He was President and Chief Operating Officer of Reynolds Metals Company from January 1994 until October 1996 and prior to that he was an Executive Vice President of Reynolds Metals Company. Mr. Sheehan has been a director of the company since 1996. He is a director of Reynolds Metals Company, Federal Reserve Bank of Richmond and Universal Corporation. Mr. Sheehan's term expires in 1999.

     Mr. Soutendijk became Vice President, General Counsel and Secretary in
1978.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

              Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows information with respect to the annual and long-term compensation for services in all capacities to the company and its subsidiaries during the company's fiscal years which ended December 31, 1998, 1997 and 1996, paid or accrued to the chief executive officer and the other four most highly compensated executive officers of the company.

                                            SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Long Term
                                                                                         Compensation Awards
                                                                                  ---------------------------------
                                                 Annual Compensation                 Restricted        Securities
                                        -------------------------------------          Stock           Underlying       All Other
      Name and Principal Position           Year        Salary         Bonus        Awards($)(1)       Options(#)   Compensation (2)
------------------------------------------------------------------------------------------------------------------------------------
W. Craig McClelland.....................  1998         $747,500       $115,343         $92,512           88,000            $42,202
   Chairman of the Board and Chief        1997         $695,000       $386,000         $65,829           84,600            $38,465
   Executive Officer                      1996         $650,000       $123,455         $36,330           80,000            $35,732
------------------------------------------------------------------------------------------------------------------------------------
Jerry H. Ballengee......................  1998         $499,000       $ 69,451         $61,047           41,051            $31,405
   President and Chief Operating Officer  1997         $471,500       $211,600         $44,487           39,100            $27,146
                                          1996         $442,500       $ 69,552         $24,768           39,100            $24,515
------------------------------------------------------------------------------------------------------------------------------------
Charles H. Greiner, Jr..................  1998         $321,083       $ 38,675         $39,509           19,073            $12,596
   Executive Vice President               1997         $280,000       $112,500         $26,692           17,000            $10,545
                                          1996         $257,000       $ 31,878         $14,569           14,500            $ 9,349
------------------------------------------------------------------------------------------------------------------------------------
A. William Hamill.......................  1998         $311,667       $ 35,263         $39,120           21,073            $14,082
   Executive Vice President               1997         $275,000       $103,600         $27,649           15,000            $10,348
   and Chief Financial Officer            1996         $135,417         ---            $98,125           21,000            $ 4,516
------------------------------------------------------------------------------------------------------------------------------------
John T. Heald, Jr.......................  1998         $321,083       $ 38,675         $39,509           19,073            $14,338
   Executive Vice President               1997         $280,000       $101,600         $26,692           17,000            $12,186
                                          1996         $257,000       $ 31,878         $14,569           14,500            $10,913
------------------------------------------------------------------------------------------------------------------------------------


         (1) The value of the restricted stock awards was determined by multiplying the closing price of the company's common stock on the date of grant by the number of shares awarded. The restricted stock awards were granted on January 25, 1999 for fiscal year 1998, January 27, 1998 for fiscal year 1997 and January 28, 1997 for fiscal year 1996. As of December 31, 1998, the number of shares and the value of aggregate restricted stockholdings were as follows:
8,225 shares ($552,103) by Mr. McClelland; 5,605 shares ($376,236) by Mr.
Ballengee; 2,780 shares ($186,608) by Mr. Greiner; 1,891 shares ($126,933) by Mr. Hamill; and 2,780 shares ($186,608) by Mr. Heald. On January 25, 1999 restricted stock awards were made with respect to services rendered during 1998. As of February 1, 1999, the number of shares and the value of aggregate restricted stockholdings were as follows: 6,779 shares ($429,619) by Mr. McClelland; 4,581 shares ($290,321) by Mr. Ballengee; 2,546 shares ($161,353) by Mr. Greiner; 2,196 shares ($139,172) by Mr. Hamill and 2,546 shares ($161,353) by Mr. Heald. Each award becomes free of restrictions in equal installments over 5 years except all restricted stock shall vest upon the approval by stockholders of the merger of the company with International Paper. The number of shares awarded was as follows: 751 for 1996, 1,169 for 1997 and 1,426 for 1998 to Mr. McClelland; 512 for 1996, 790 for 1997 and 941 for 1998 to Mr. Ballengee; 300 for 1996, 474 for 1997 and 609 for 1998 to Mr. Greiner; 2,000 for 1996, 491
for 1997 and 603 for 1998 to Mr. Hamill; 300 for 1996, 474 for 1997 and 609 for 1998 to Mr. Heald. Common Stock dividends are payable on restricted stock.

     (2) The compensation reported represents (a) company contributions under the Salaried Employees Savings and Investment Plan and related supplemental plan; and (b) amounts imputed or credited to the named executive officer for premiums paid for group life insurance. The company contributions for 1998 pursuant to the Salaried Employees Savings and Investment Plan were as follows:
$22,425 to Mr. McClelland; $14,970 to Mr. Ballengee; $9,633 to Mr. Greiner; $9,350 to Mr. Hamill and $9,633 to Mr. Heald. The amounts imputed or credited for life insurance premiums were as follows: $19,777 to Mr. McClelland; $16,435 to Mr. Ballengee; $2,963 to Mr. Greiner; $4,732 to Mr. Hamill and $4,705 to Mr. Heald.

                                     OPTIONS

     The following two tables summarize option grants to and exercises by the executive officers named in the Summary Compensation Table during 1998 and the value of the options held by them as of December 31, 1998.

                              OPTION GRANTS IN 1998

------------------------------------------------------------------------------------------------------------------------------------
                                    Individual Grants                                               Potential Realizable Value at
                                                                                                       Assumed Annual Rates of
                                                                                                      Stock Price Appreciation
                                                                                                           for Option Term(3)
------------------------------------------------------------------------------------------------
                                 Number of        % of Total
                                 Securities        Options
                                 Underlying       Granted to       Exercise (2)
                                  Options          Employees         Or Base        Expiration
           Name                Granted(#)(1)    In Fiscal 1998     Price ($/Sh)        Date
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       5% (4)           10% (5)
                                                                                                    Appreciation      Appreciation
------------------------------------------------------------------------------------------------------------------------------------
W. Craig McClelland...             88,000             9.47            $48.9063        11/22/08       $2,711,280        $6,842,880
------------------------------------------------------------------------------------------------------------------------------------
Jerry H. Ballengee..........       41,051             4.41            $48.9063        11/22/08       $1,264,781        $3,192,125
------------------------------------------------------------------------------------------------------------------------------------
Charles H. Greiner, Jr......       19,073             2.05            $48.9063        11/22/08       $  587,639        $1,483,116
------------------------------------------------------------------------------------------------------------------------------------
A. William Hamill..........        19,073             2.05            $48.9063        11/22/08       $  587,639        $1,483,116
                                    2,000             0.02            $58.8438         6/29/08       $   74,140        $  187,120
------------------------------------------------------------------------------------------------------------------------------------
John T. Heald, Jr............      19,073             2.05            $48.9063        11/22/08       $  587,639        $1,483,116
------------------------------------------------------------------------------------------------------------------------------------

(1) The options become exercisable two years from the date of grant, i.e., on June 30, 2000 and November 23, 2000.

(2) The options granted June 30, 1998 were granted at an exercise price in excess of the fair market value of the underlying stock on the date of grant. The options granted on

    November 23, 1998 were granted at an exercise price equal to the fair market value of the underlying stock on the date of the option grant.

(3) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and are not intended to forecast possible future appreciation, if any, of Union Camp's common stock.

(4) Union Camp common stock would be trading at (i) $95.91 per share for the values with respect to the options granted on June 30, 1998 to be realizable and (ii) at $79.72 per share for the values with respect to the options granted November 23, 1998 to be realizable, an increase in stock price which will benefit all stockholders commensurately.

(5) Union Camp common stock would be trading at (i) $152.40 per share for the values with respect to the options granted on June 30, 1998 to be realizable and (ii) at $126.67 per share for the values with respect to the options granted November 23, 1998 to be realizable, an increase in stock price which will benefit all stockholders commensurately.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTIONS VALUES

--------------------------------------------------------------------------------------------------------------------------------
                                                                          Number of Shares
                                                                             Underlying                 Value of Unexercised
                                Shares Acquired        Value            Unexercised Options at          In-the-Money Options
            Name                  On Exercise       Realized(1)              End of 1998                   at End of 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Exercisable/Unexercisable     Exercisable/Unexercisable (2)
------------------------------------------------------------------------------------------------------------------------------------
W. Craig McClelland.......            --                 --             281,455      172,600         $5,527,724       $2,249,898
------------------------------------------------------------------------------------------------------------------------------------
Jerry H. Ballengee........           6,500            $169,203          168,457       80,151         $3,527,023       $1,046,644
------------------------------------------------------------------------------------------------------------------------------------
Charles H. Greiner, Jr....           2,500            $ 68,203           54,200       36,073         $1,068,481       $  476,993
------------------------------------------------------------------------------------------------------------------------------------
A. William Hamill.........             --                 --             21,000       36,073         $  327,688       $  476,993
------------------------------------------------------------------------------------------------------------------------------------
John T. Heald, Jr.........             --                 --             62,700       36,073         $1,312,263       $  476,993
------------------------------------------------------------------------------------------------------------------------------------

(1) Value is the difference between the market value of the company's common stock on the date of exercise and the exercise price.

(2) Value is the difference between the market value of the company's common stock on December 31, 1998, i.e., $66.8125, and the exercise price.

                                RETIREMENT PLANS

     The Retirement Plan for Salaried Employees is a defined benefit plan funded solely by company contributions. The calculation of benefits under the Retirement Plan is based upon average earnings, which include salary, overtime and vacation payments, bonuses and incentive compensation received during the highest 60 consecutive months of the 120 months preceding retirement ("Final Average Earnings"). The amount of the retirement benefit provided to a participating employee under the Retirement Plan equals the product of the sum of 1.05% of the participating employee's Final Average Earnings plus .45% of those Final Average Earnings in excess of the average applicable Social Security wage base at the date of retirement, multiplied by the number of years of credited service of the employee with the company or one of its participating subsidiaries. Benefits under the Retirement Plan are not subject to any deduction for Social Security benefits or other offset amounts. If retirement benefits exceed payments permitted from tax qualified trusts, the excess amount will be paid by the company on an unfunded basis out of its general assets.

     The company has adopted a Supplemental Retirement Income Plan for Executive Officers (the "Plan") under which the Personnel, Compensation and Nominating Committee of the Board of Directors (the "Committee") may from time to time designate certain executive officers as participants if such officers are (i) members of the company's policy committee and/or (ii) hired at mid-career and responsible for a significant segment of the company's business. The Plan currently covers twelve policy committee members. The Plan provides for a minimum pension upon retirement at age 65 (or earlier with Committee approval) following at least 10 years of service of 40% of the participant's average earnings, which include salary, vacation payments and annual target incentive, during the highest 60 consecutive months of the 120 months preceding retirement ("Average Pension Compensation") which increases by 1 1/2% for each year of additional service up to a maximum of 55% of Average Pension Compensation after 20 years of service. However, participants with a vested interest in the Plan who are terminated within two years (or while their severance agreements are in effect, if longer) of the merger with International Paper will be paid their supplemental pension benefit in a lump sum. The payment will be the actuarial equivalent of their supplemental pension benefit, determined, after crediting the participant with up to three additional years of age and service, but not beyond age 65 and 20 years of service, as a straight life annuity commencing at the greater of age 62, the age with which the participant is credited or the participant's age at his date of termination. Payments under the Plan will be reduced by (i) pensions under the Retirement Plan for Salaried Employees and the related Supplemental Retirement Plan, (ii) any other pensions which may be payable by other employers and (iii) one-half of the amount of primary Social Security benefits.

     The following table shows the approximate annual pensions payable under all the plans described to the executive officers named in the Summary Compensation Table assuming retirement at age 65, whose Average Pension Compensation and years of service at retirement would be in the classifications indicated. The amounts shown have not been reduced by any pension payable by another employer or Social Security benefits which are offsets to the pensions payable under the plan.

                               PENSION PLAN TABLE

    Average Pension
    ---------------
                                                    Years of Service
                                                    ----------------
     Compensation          10              15              20              25              30
     ------------          --              --              --              --              --
      $  400,000        $160,000        $190,000        $220,000        $220,000        $220,000
      $  500,000        $220,000        $237,500        $275,000        $275,000        $275,000
      $  600,000        $240,000        $285,000        $330,000        $330,000        $330,000
      $  700,000        $280,000        $332,500        $385,000        $385,000        $385,000
      $  800,000        $320,000        $380,000        $440,000        $440,000        $440,000
      $  900,000        $360,000        $427,500        $495,000        $495,000        $495,000
      $1,000,000        $400,000        $475,000        $550,000        $550,000        $550,000
      $1,100,000        $440,000        $522,500        $605,000        $605,000        $605,000
      $1,200,000        $480,000        $570,000        $660,000        $660,000        $660,000
      $1,300,000        $520,000        $617,500        $715,000        $715,000        $715,000

     The calculation of the amounts shown assumes that the employee remains in the service of the company or one of its participating subsidiaries until age 65, that the retirement program is continued in its present form and that the individual receives the benefits in the form of a single life annuity. As of December 31, 1998, Messrs. Ballengee, Greiner, Hamill, Heald and McClelland were credited with 17, 26, 2, 21 and 10 years of service, respectively, under the Retirement Plan. The current compensation covered by the Plan is $782,300 for Mr. Ballengee; $491,083 for Mr. Greiner; $466,667 for Mr. Hamill; $491,083 for Mr. Heald; and $1,251,500 for Mr. McClelland.

COMPENSATION OF DIRECTORS

     Directors who are employees of the company do not receive any additional compensation by reason of their membership on, or attendance at meetings of, the Board or committees thereof.

     Non-employee directors receive an annual retainer fee of $32,000. This is composed of $23,000 in cash plus shares of company common stock pursuant to the Stock Compensation Plan for Non-Employee Directors (the "Stock Compensation Plan"). The Stock Compensation Plan provides that immediately after each Annual Meeting, each non-employee director shall receive as part of his annual fee the number of whole shares of company common stock provided in the Plan for that year, or if there is no provision for that year, whole shares with a fair market value of approximately $5,000. The fair market value of any annual grant of such stock may not exceed $40,000 for each non-employee director. During 1998, each non-employee director received 153 shares of company common stock pursuant to the Stock Compensation Plan which had a fair market value of approximately $9,000 at the time of its grant. Non-employee directors are also paid $1,500 for each meeting of the Board they attend,

$1,000 for each committee meeting they attend and $2,000 per year for serving as the Chair of a committee. A fee of $1,000 is paid for special directors' meetings which are typically held the evening prior to a Board meeting.

     The Retirement Plan for Outside Directors was terminated effective December 31, 1997. Each participating director made an election to allocate the present value of his accrued benefit under the plan. The choices were deferred stock units as provided in the Deferred Stock Unit Plan for Outside Directors and an unfunded cash account which will be credited with the rate earned by the fixed income fund in the company's savings plan. Amounts converted to deferred stock units will be paid in stock, while cash accounts will be paid in cash, in each case after the director leaves the Board.

SEVERANCE ARRANGEMENTS

     The individuals named in the Summary Compensation Table and seven other executive officers have executed individual severance agreements with the company. Each agreement provides that if, while the agreement is in effect following a "change in control of the company," the company terminates the executive's employment without "cause" or the executive terminates his employment for "good reason" (as such terms are defined in the severance agreements), the executive will receive a lump sum severance benefit from the company up to three times the sum of his annual salary and up to three times the amount of his annual target incentive. An executive would also be entitled to continue to receive certain welfare insurance benefits for up to three years. The company will also make an additional payment to the executive so that benefits received in connection with a change in control, whether pursuant to the severance agreements or otherwise, will not be subject to net reduction due to the imposition of excise taxes under Section 4999 of the Code. The individual severance agreements provide for the distribution in a lump sum to the executives if their employment is terminated following a change in control while the severance agreement is in effect of (i) supplemental savings amounts credited to the executives and (ii) the actuarial equivalent of the supplemental pension benefit accrued under the company's Supplemental Retirement Plan. In addition, amounts due pursuant to the company's Supplemental Retirement Income Plan for Executive Officers, determined as if the executive were credited with up to three additional years of age and service, shall be distributed to the executives in a lump sum if termination of employment occurs while the agreement is in effect and after a change in control. The merger with International Paper Company will constitute a change in control for purposes of the severance agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        SECURITY OWNERSHIP OF MANAGEMENT
                             AS OF DECEMBER 31, 1998

-------------------------------------------------------------------------------------------------------------------------------
                                                                          AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                       -----------------------------------------------------------------------------
                                                                                                     BUSH BOAKE
     NAME OF                      UNION CAMP               PERCENT            DEFERRED                ALLEN INC.           PERCENT
BENEFICIAL OWNER                COMMON STOCK(1)            OF CLASS         STOCK UNITS(2)         COMMON STOCK(3)        OF CLASS
----------------                ----------------           --------         --------------         ---------------        --------
------------------------------------------------------------------------------------------------------------------------------------
Jerry Ballengee                       204,070                  *                  --                     --                   *
------------------------------------------------------------------------------------------------------------------------------------
George D. Busbee                        4,061                  *                  --                     --                   *
------------------------------------------------------------------------------------------------------------------------------------
Raymond E. Cartledge                  210,722(4)               *                   514                  5,000                 *
------------------------------------------------------------------------------------------------------------------------------------
Sir Colin Corness                       3,482                  *                  --                    1,000                 *
------------------------------------------------------------------------------------------------------------------------------------
Charles H. Greiner, Jr.                61,433                  *                  --                     --                   *
------------------------------------------------------------------------------------------------------------------------------------
A. William Hamill                      23,761                  *                  --                    2,000                 *
------------------------------------------------------------------------------------------------------------------------------------
John T. Heald, Jr.                     71,300                  *                  --                     --                   *
------------------------------------------------------------------------------------------------------------------------------------
Robert D. Kennedy                       3,821                  *                 3,065                   --                   *
------------------------------------------------------------------------------------------------------------------------------------
Gary E. MacDougal                       2,540                  *                 2,848                   --                   *
------------------------------------------------------------------------------------------------------------------------------------
W. Craig McClelland                   330,651                  *                  --                    1,000                 *
------------------------------------------------------------------------------------------------------------------------------------
Ann D. McLaughlin                       1,874                  *                 2,990                   --                   *
------------------------------------------------------------------------------------------------------------------------------------
George J. Sella, Jr.                    3,761                  *                 2,071                  4,200                 *
------------------------------------------------------------------------------------------------------------------------------------
Jeremiah J. Sheehan                     2,540                  *                    71                   --                   *
====================================================================================================================================
Directors and                       1,019,653                 1.5%              11,559                 13,200                 *
  Executive Officers as
  a Group (20 persons)
------------------------------------------------------------------------------------------------------------------------------------

* Less than one percent of the shares outstanding.

(1) The shares shown as beneficially owned include the number of shares of company common stock that directors and executive officers had the right to acquire within 60 days after December 31, 1998 pursuant to unexercised options under the company's stock option plans as follows: 168,457 shares for Mr. Ballengee, 1,200 shares for Mr. Busbee, 177,232 shares for Mr. Cartledge, 1,200 shares for Sir Colin Corness, 54,200 shares for Mr. Greiner, 21,000 shares for Mr. Hamill, 62,700 shares for Mr. Heald, 1,200 shares for Mr. Kennedy, 1,200 shares for Mr. MacDougal, 281,455 shares for Mr. McClelland, 1,200 shares for Ms. McLaughlin, 1,200 shares for Mr. Sella, 1,200 shares for Mr. Sheehan and 1,019,653 for all directors and executive officers as a group (21 persons). The shares shown include restricted stock held by executive officers which become free of restrictions on sale over a period of five years from the date of grant as follows: 5,605 shares for Mr. Ballengee, 2,780 shares for Mr. Greiner, 1,891 shares for Mr. Hamill, 2,780 shares for Mr. Heald, 8,225 shares for Mr. McClelland and 26,042 shares for all executive officers as a group.

(2) Deferred stock units will be converted to shares of Union Camp Common Stock or, if the proposed merger with International Paper Company is approved, to shares of

    International Paper common stock, and distributed to the director after he ceases to be a member of the Board.

(3) Union Camp Corporation is the beneficial owner of 68% of the outstanding common stock of Bush Boake Allen Inc. which is listed on the New York Stock Exchange. The shares shown as beneficially owned include the number of shares of Bush Boake Allen common stock that directors and executive officers had the right to acquire within 60 days after December 31, 1998 pursuant to unexercised options under Bush Boake Allen stock option plans as follows: 70 shares for Mr. Sella.

(4) The shares of common stock shown as beneficially owned by Mr. Cartledge include 5,068 shares that are owned by his spouse as to which beneficial ownership is disclaimed.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     To the knowledge of the company, and based on filings on Schedule 13G in February 1999 with the Securities and Exchange Commission, no person or group owned beneficially more than five percent of the outstanding common stock of the company except:

            Name and Address of                   Amount and Nature of              Percent
              Beneficial Owner                   Beneficial Ownership(1)           of Class
-------------------------------------------------------------------------------------------
Sanford C. Bernstein & Co., Inc.                        7,602,379(2)                 11.0%
   767 Fifth Avenue
   New York NY 10153

Capital Research and Management Company                 7,995,000(3)                 11.6%
   333 South Hope Street
   Los Angeles, CA 90071

Delaware Management Holdings Inc.                       5,187,949(4)                 7.4%
   2005 Market Street
   Philadelphia, PA 19103

T. Rowe Price Associates, Inc.                          4,862,156(5)                 7.0%
   100 E. Pratt Street
   Baltimore, MD 21202

(1) "Beneficially owned" means the sole or shared power to direct the voting of a security or the sole or shared power to direct the disposition of a security.

(2) Sanford C. Bernstein & Co., Inc. had sole voting power as to 4,310,261 shares, shared voting power as to 805,330 shares and sole dispositive power as to 7,602,379 shares.

(3) Capital Research and Management Company, an investment advisor, as of December 31, 1998, had sole investment discretion with respect to the above shares, but did not own any of these shares for its own account.

(4) Delaware Management Holdings, Inc., in its capacity as investment advisor, had sole voting power as to 4,918,849 shares, shared voting power as to 269,100 shares, sole dispositive power as to 5,187,949 shares and no shared dispositive power.

(5) T. Rowe Price Associates, Inc., in its capacity as investment advisor, had sole voting power as to 586,720 shares, no shared voting power, sole dispositive power as to 4,862,156 shares and no shared dispositive power. For purposes of the reporting requirements of the Securities Exchange Act of 1934, T. Rowe Price Associates, Inc. is deemed to be a beneficial owner of the shares; however, T. Rowe Price Associates, Inc. expressly disclaims that it is the beneficial owner of such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) Index of financial statements

     The following financial statements are included at the indicated page in this Annual Report:

                                                                                   Page
                                                                                   ----
         Consolidated Statement of Income for the years ended
         December 31, 1998, 1997 and 1996.......................................    34

         Consolidated Statement of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

         Consolidated Balance Sheet -
         December 31, 1998 and 1997.............................................    35

         Consolidated Statement of Cash Flows
         for the years ended December 31, 1998,
         1997 and 1996..........................................................    36

         Notes to Consolidated Financial Statements.............................    37

         Report of Independent Accountants......................................    33

     (2) The following schedules, for the three years ended December 31, 1998, to the Financial Statements are included beginning at the indicated page in this Annual Report on Form 10-K:

                                                                                  Page
                                                                                  ----
         Schedule II-Valuation and Qualifying Accounts..........................    78

     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements and their notes.

     (3) All exhibits, including those incorporated by reference:

NO.     DESCRIPTION
---     -----------
2.1     Agreement and Plan of Merger among Union Camp Corporation, International
        Paper Company and Maple Acquisition, Inc. dated November 24, 1998 (filed as Exhibit 2.1 to Union Camp's Current Report on Form 8-K filed November
        27, 1998 and incorporated herein by reference).

3.1     Articles of Incorporation of Union Camp, as amended February 26, 1996
        (filed as Exhibit 3.1 to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.2 By-Laws of Union Camp, as amended October 27, 1998 (filed as Exhibit 3.2 to Union Camp's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998 and incorporated herein by reference).

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

4.3     Amendment No. 1 to the Amended and Restated Rights Agreement dated as of
        November 23, 1998 (filed as Exhibit 4.2 to the company's Registration
        Statement on Form 8-A/A filed November 27, 1998 and incorporated herein by reference).



10.1    1989 Stock Option and Stock Award Plan, as amended October 29, 1996
        (filed as Exhibit 10.2 to Union Camp's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).*

10.2    Executive Annual Incentive Plan (filed as Exhibit 10(c) to Union Camp's
        Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).*

10.3    Restricted Stock Performance Plan (filed as Exhibit 10.1 to Union Camp's
        Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).*

10.4    Union Camp's Directors' Fees Deferral Plan (filed as Exhibit 10(d) to
        Union Camp's Annual Report on Form 10-K for the year ended December 31,
        1982 and incorporated herein by reference).*

10.5    Union Camp's Retirement Plan for Outside Directors as amended November
        25, 1997 (filed as Exhibit 10.6 to Union Camp's Annual Report on Form
        10-K for the year ended December 31, 1997 and incorporated herein by reference).*

10.6 Form of Severance Agreement between Union Camp and certain executive officers of Union Camp (filed as Exhibit 10.7 to Union Camp's Annual
        Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).*

10.7    Union Camp Corporation Severance Policy for Key Employees (filed as
        Exhibit 10.2 to Union Camp's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).*

10.8 Union Camp's Stock Compensation Plan for Non-Employee Directors as amended February 24, 1998 (filed as Exhibit 10.8 to Union Camp's Annual
        Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).*

10.9    Union Camp Corporation Supplemental Retirement Income Plan for Executive
        Officers as amended and restated October 29, 1996 (filed as Exhibit 10.1 to Union Camp's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1998, and incorporated herein by reference).*

10.10   Description of post-retirement office arrangements between Union Camp
        Corporation and Raymond E. Cartledge (filed as Exhibit 10.2 to Union
        Camp's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1994, and incorporated herein by reference).*

10.11   Description of post-retirement office arrangements between Union Camp
        Corporation and W. Craig McClelland.*

21      List of subsidiaries of Union Camp (filed as Exhibit 21 to Union Camp's
        Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference).

23      Consent of Independent Accountants.

27.1    Financial Data Schedule - Annual Period Ended December 31, 1998.

        * Denotes a management contract or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

        (b) Reports on Form 8-K.

        A Current Report on Form 8-K was filed by the Registrant on November 27,
        1998 and amended and restated on November 30, 1998 to announce the execution of the Agreement and Plan of Merger Dated November 24, 1998, among the company, International Paper, and Maple Acquisition, Inc.


                                       75








                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Wayne, and State of New Jersey, on March 31, 1999.


                                            UNION CAMP CORPORATION


                                            By  /s/ W. Craig McClelland
                                               ------------------------------
                                                (W. Craig McClelland)
                                                Chairman of the Board and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated below on March 31, 1999.


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

/s/ Jerry H. Ballengee                          President and Chief Operating
-----------------------------------             Officer and Director
   (Jerry H. Ballengee)

/s/ A. William Hamill                           Executive Vice President and
-----------------------------------             Chief Financial Officer
   (A. William Hamill)                          (Principal Financial Officer)

/s/ John F. Haren                               Controller
-----------------------------------             (Principal Accounting Officer)
   (John F. Haren)

             Signature                               Title
             ---------                               -----
                                                 Director
-------------------------------------
      (George D. Busbee)

/s/ Raymond E. Cartledge                         Director
-------------------------------------
      (Raymond E. Cartledge)

/s/ Sir Colin R. Corness                         Director
-------------------------------------
      (Sir Colin R. Corness)

/s/ Robert D. Kennedy                            Director
-------------------------------------
      (Robert D. Kennedy)

/s/ Gary E. MacDougal                            Director
-------------------------------------
      (Gary E. MacDougal)

/s/ Ann D. McLaughlin                            Director
-------------------------------------
      (Ann D. McLaughlin)

/s/ George J. Sella, Jr.                         Director
-------------------------------------
      (George J. Sella, Jr.)

/s/ Jeremiah J. Sheehan                          Director
-------------------------------------
      (Jeremiah J. Sheehan)

                                   SCHEDULE II

              UNION CAMP CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)

----------------------------------------------------------------------------------------------------------------
               Column A                  Column B                Column C             Column D       Column E
----------------------------------------------------------------------------------------------------------------
                                                                 Additions

                                        Balance at       Charged to      Charged     Deductions     Balance at
                                         Beginning       Costs and      (Credited)      from           End
             Description                  of Year         Expenses       to Other     Reserves       of Year
                                                            (1)          Accounts        (3)
                                                                           (2)
----------------------------------------------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 1998:
     Reserves deducted from assets
     to which they apply:
 Reserve for doubtful accounts ...        $15,084        $ 7,396         $  --         $4,953        $17,527
     Reserve for discounts and
 Allowances ......................          2,701           (275)           --             --          2,426
                                          -------        -------         ------        ------        -------

  Total ..........................        $17,785        $ 7,121         $  --         $4,953        $19,953
                                          =======        =======         ======        ======        =======

 YEAR ENDED DECEMBER 31, 1997:
     Reserves deducted from assets
     to which they apply:
 Reserve for doubtful accounts ...        $14,717        $ 2,902         $(271)        $2,264        $15,084
     Reserve for discounts and
 Allowances ......................          2,553            148            --             --          2,701
                                          -------        -------         ------         ------        -------

  Total ..........................        $17,270        $ 3,050         $(271)        $2,264        $17,785
                                          =======        =======         =====         ======        =======

 YEAR ENDED DECEMBER 31, 1996:
     Reserves deducted from assets
     to which they apply:
 Reserve for doubtful accounts ...        $13,740        $ 5,634         $ (25)        $4,632        $14,717
     Reserve for discounts and
 Allowances ......................          2,726           (173)           --             --          2,553
                                          -------        -------         ------        ------        -------

  Total ..........................        $16,466        $ 5,461         $ (25)        $4,632        $17,270
                                          =======        =======         =====         ======        =======

NOTES:

(1) Discounts and allowances are charged to income as incurred and not to the reserve. The Reserve is adjusted at the end of each period, by a charge or credit to income, for the estimated discounts and allowances applicable to the accounts receivable then outstanding.
(2)  Foreign currency translation adjustments.
(3)  Uncollectible accounts written off, net of recoveries.


                       STATEMENT OF DIFFERENCES

           The trademark symbol shall be expressed as ........'TM'